Form 10-Q
period 2006-03-31
Avanade Inc.
filed 2006-05-15
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-51748

AVANADE INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-2032865 (I.R.S. Employer Identification No.)

2211 Elliott Avenue, Suite 200
Seattle, Washington 98121
(Address of principal executive offices)

(206) 239-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the Registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 12, 2006 was 4,516,876.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005
(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	September 30,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,804	$55,256
Receivables from clients, net of allowances of $1,698 and $1,042, respectively	16,521	16,125
Due from related parties	47,690	43,433
Unbilled services to clients	15,482	14,421
Unbilled services to related parties	29,631	18,580
Deferred income taxes, net	443	450
Other current assets	6,594	4,647

Total current assets	166,165	152,912

NON-CURRENT ASSETS:
Restricted cash equivalents	225	278
Property and equipment, net of accumulated depreciation of $33,025 and $29,917, respectively	11,257	11,084
Goodwill	11,975	11,975
Other intangible assets, net of accumulated amortization of $3,741 and $3,092, respectively	1,791	2,440
Deferred income taxes, net	116	117
Other non-current assets	863	668

Total non-current assets	26,227	26,562

TOTAL ASSETS	$192,392	$179,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$6,416	$6,654
Accounts payable	10,653	12,748
Deferred revenues	3,824	2,737
Accrued payroll and related benefits	32,939	30,177
Accrued expenses	12,838	14,259
Income taxes payable	4,150	6,801
Other accrued liabilities	581	283

Total current liabilities	71,401	73,659

NON-CURRENT LIABILITIES:	665	780

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	101,485	75,380

STOCKHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of March 31, 2006 and September 30, 2005), 105,000,000 shares authorized; 74,750,903 shares issued and outstanding as of March 31, 2006 and September 30, 2005, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized; 4,349,098 and 2,891,313 shares outstanding as of March 31, 2006 and September 30, 2005, respectively	—	—
Additional paid-in-capital	205,071	226,654
Deferred share-based compensation	—	(1,728)
Notes receivable from exercise of stock options	(2,165)	—
Accumulated deficit	(190,947)	(201,073)
Accumulated other comprehensive income	6,875	5,795

Total stockholders’ equity	18,841	29,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,392	$179,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended March 31, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

REVENUES:
Revenues before reimbursements:
Related parties	$86,703	$73,831	$162,634	$140,087
Other	31,514	20,216	58,779	40,541

	118,217	94,047	221,413	180,628
Reimbursements:
Related parties	4,265	4,256	8,456	7,962
Other	3,663	4,402	6,953	7,181

	7,928	8,658	15,409	15,143

Revenues	126,145	102,705	236,822	195,771

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	82,375	65,751	159,743	127,556
Reimbursable expenses	7,928	8,658	15,409	15,143

Cost of services	90,303	74,409	175,152	142,699
Selling, general and administrative	25,620	19,637	48,224	37,604
Restructuring and asset impairment costs	—	3	—	1

Total operating expenses	115,923	94,049	223,376	180,304

OPERATING INCOME	10,222	8,656	13,446	15,467
Investment (losses) income, net	(849)	843	1,556	(8,389)
Interest income	421	233	801	380
Interest expense	(3)	(217)	(4)	(530)
Other income (expense)	974	(1,608)	(1,684)	6,009

INCOME BEFORE INCOME TAXES	10,765	7,907	14,115	12,937
Provision for income taxes	3,110	1,896	3,989	3,075

NET INCOME	$7,655	$6,011	$10,126	$9,862

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended March 31, 2006
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

	Convertible Series A						Notes
	Preferred		Common				Receivable		Accumulated
	Stock		Stock		Additional	Deferred	from		Other	Total
		No.		No.	Paid-in	Share-Based	Exercise of	Accumulated	Comprehensive	Stockholders’
	Amount	Shares	Amount	Shares	Capital	Compensation	Stock Options	Deficit	Income	Equity

Balance at September 30, 2005	$7	74,750,903	$—	2,891,313	$226,654	$(1,728)	$—	$(201,073)	$5,795	$29,655
Comprehensive income:
Net income								10,126		10,126
Foreign currency translation adjustments									1,080	1,080

Comprehensive income										11,206
Income tax benefit on share-based compensation plans					148					148
Accenture contributions					5					5
Change in redeemable common stock and options					(26,105)					(26,105)
Share-based compensation expense					3,706					3,706
Effect of adoption of SFAS 123R					(1,728)	1,728				—
Issuance of common stock related to employee share programs				1,664,472	3,652		(2,113)			1,539
Purchases of common stock				(206,687)	(1,261)					(1,261)
Interest on loans to employees							(52)			(52)

Balance at March 31, 2006	$7	74,750,903	$—	4,349,098	$205,071	$—	$(2,165)	$(190,947)	$6,875	$18,841

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,126	$9,862
Adjustments to reconcile net income to net cash from operating activities —
Depreciation and amortization	3,890	3,304
(Gain) loss on investments, net	(1,618)	8,129
Unrealized foreign currency loss (gain) on intercompany notes	1,702	(6,070)
Loss on disposal of property and equipment	—	7
Non-cash related party interest expense	—	157
Share-based compensation expense	3,706	747
Change in operating assets and liabilities, net of acquisitions:
Receivables from clients, net	(502)	(2,087)
Due from related parties	(4,294)	13,527
Unbilled services to clients	(1,127)	2,588
Unbilled services to related parties	(11,075)	(3,184)
Other current assets	(332)	(213)
Other non-current assets	(189)	82
Due to related parties	(238)	2,635
Accounts payable	(2,041)	2,296
Deferred revenue	1,060	305
Accrued payroll and related benefits	2,806	2,715
Accrued expenses	(1,514)	1,864
Income taxes payable	(2,582)	(2,607)
Other current liabilities	301	10

Net cash (used in) provided by operating activities	(1,921)	34,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2	1
Purchases of property and equipment	(3,408)	(3,063)
Purchase of business, net of cash acquired	—	(4,614)
Transfer from restricted cash equivalents	53	24

Net cash used in investing activities	(3,353)	(7,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligations	(1)	(34)
Excess tax benefits from share-based payment arrangements	117	—
Capital contribution from Accenture	5	—
Proceeds from the exercise of stock options	1,539	—
Purchases of common shares	(1,261)	—
Payment of note payable to related party	—	(4,853)

Net cash provided by (used in) financing activities	399	(4,887)
Effect of exchange rate changes on cash and cash equivalents	(577)	721

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,452)	22,249
CASH AND CASH EQUIVALENTS, beginning of period	55,256	18,630

CASH AND CASH EQUIVALENTS, end of period	$49,804	$40,879

Supplemental cash flow information:
Cash paid for interest	$3	$4
Cash paid for income taxes	$6,595	$5,461
Non-cash investing and financing activities:
Convertible Series A preferred stock issued to Microsoft for note payable	$—	$5,646
Common stock issued upon exercise of employee stock options in exchange for notes receivable	$2,121	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a Washington state corporation, and its subsidiary companies (together, “Avanade” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2005, included in Item 13 of the Company’s Form 10/A (the “Form 10/A”) filed on March 17, 2006 with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, see Footnote 2 (Summary of Significant Accounting Policies) to the Company’s fiscal 2005 Consolidated Financial Statements included in Item 13 of the Form 10/A.

2.	REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). The Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows remain unchanged from what have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its stock options granted under the Avanade Inc. 2000 Stock Incentive Plan (the “SIP”) and the Avanade Inc. Employee Stock Option Plan (the “Employee Plan,” and together with the SIP, the “Plans”). Accordingly, compensation expense was recognized for employee stock options only if they had intrinsic value on the measurement date. The adoption of SFAS No. 123R resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“as reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006		March 31, 2006
		Under		Under
	As Reported	APB No. 25	As Reported	APB No. 25

Income from continuing operations before income taxes	$10,765	$12,218	$14,115	$17,312
Net income	$7,655	$9,025	$10,126	$13,152
Cash flows from operating activities	$8,196	$8,203	$(1,921)	$(1,804)
Cash flows from financing activities	$377	$370	$399	$282

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Plans been determined based on fair value at the grant date consistent with SFAS No. 123 with stock options expensed using straight-line and accelerated expense attribution methods, the Company’s net income would have been reduced to the pro forma amounts as indicated below:

	For the Three	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2005

Net income as reported	$6,011	$9,862
Add: Share-based compensation expense already included in Net income as reported, net of tax	397	710
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,836)	(5,030)

Pro forma Net income	$3,572	$5,542

Employee Stock and Employee Put Rights

Employee holders of the Company’s common stock have put rights that compel the purchase of vested stock by the Company at fair value under certain conditions. Employees that hold options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. All put rights were granted to employees in accordance with the terms of the Plans and are described more fully below.

Vested common stock held by employees is recorded at the current fair value on the Company’s balance sheets, while options held by employees are classified as redeemable instruments based on the current intrinsic value of those options. The total of the fair value of vested common stock held by employees and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding. Prior to the adoption of SFAS No. 123R, the intrinsic value of options held by employees was recorded as temporary equity as the options vested. Effective with the adoption of SFAS No. 123R, the intrinsic value of employee options has been measured so as to be consistent with the pattern by which the related compensation cost is recognized. The adoption of SFAS No. 123R resulted in an increase of $8,147 in the amount classified as redeemable instruments based on the intrinsic value of employee put rights. Changes in fair and intrinsic value are recorded as adjustments to additional paid-in capital.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Redeemable common stock and employee stock options on the Consolidated Balance Sheets consists of the following:

	As of	As of
	March 31,	September 30,
	2006	2005

Vested common stock subject to put rights	$29,138	$17,752
Intrinsic value of stock options	72,347	57,628

	$101,485	$75,380

Overview of the Plans

The Plans provide for the grant of up to 30,000,000 shares of common stock in the form of options or equity-related awards. As of March 31, 2006, no shares were available for future grants under the Employee Plan and 5,166,508 shares were available for future grants under the SIP. Common stock covered by awards that expire, terminate, lapse or are repurchased under the SIP and awards that expire, terminate or lapse under the Employee Plan will again be available for the grant of awards under the SIP. Under the terms of the Plans, the Company’s Board of Directors is required to determine the value of the Company’s common stock as of March 31 and September 30 each year (“Semi-annual Valuations”). The preliminary calculations of the Semi-annual Valuations reflected herein for the periods ended March 31, 2006, have been prepared in accordance with the Board of Director’s normal procedures by a third party, but have not been approved by the Board as of the date of this filing. The Company issues new shares of common stock for shares delivered under the Plans. The Company does not intend to grant any further options to purchase shares of its common stock.

Generally, options granted under the Plans vest over a four-year period, with 25% vesting the first anniversary of the date of grant and the remainder vesting on a ratable monthly basis thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are granted at not less than the fair value of the stock on the date of grant and nonqualified stock options are granted at prices determined at the discretion of the plan administrator. To date, all options granted have been nonqualified stock options.

Under the terms of the Plans, since July 1, 2005 (i) all vested stock issued pursuant to awards granted under the Plans is subject to purchase by the Company, at the Company’s sole discretion, at fair value, (ii) the Company has the right of first refusal with respect to any proposed sale or other disposition of stock issued pursuant to an option and (iii) stock issued pursuant to awards granted under the Plans entitles the holder to certain put rights that compel the purchase of the stock by the Company at the fair value. The rights described above may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following Semi-annual Valuations.

During the six-month period ended March 31, 2006, the Company provided loans totaling $2,121 to employees for the cost to exercise options to purchase 894,830 shares of common stock plus, in certain cases, the related employee tax obligations. The loans were made available to all employees who qualified, excluding executive officers. The loans are secured by the shares issued pursuant to the related option exercises, provide full-recourse to personal assets of employees, and bear interest at fixed rates of 8.0% to 9.5% per annum. The Company established interest rates for individual employees based on credit scoring and reference to market rates of interest. The principal balance of each loan and any unpaid interest thereon are due one year from the date of funding the loan unless accelerated due to termination of employment, the sale of the related stock or

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

a material event of default as defined in the loan agreement. Prepayment of principal and interest may be made at any time without penalty.

A summary of information with respect to share-based compensation is as follows:

	For the		For the
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Total share-based compensation expense included in Net income	$1,658	$417	$3,706	$747
Income tax benefit related to share-based compensation included in Net income	$95	$20	$198	$36

Stock option activity for the six months ended March 31, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of September 30, 2005	22,789,518	$2.74
Granted	—	$—
Exercised	(1,664,472)	$2.19
Expired	(293,857)	$2.77
Forfeited	(308,124)	$3.75

Options outstanding as of March 31, 2006	20,523,065	$2.77	6.53	$80,570

Options exercisable as of March 31, 2006	16,635,917	$2.50	6.13	$69,813

Other information pertaining to options during the three and six months ended March 31, 2006 was as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Weighted average grant-date fair value of stock options granted during the period	N/A	$2.77	N/A	$2.99
Total fair value of stock options vested	$1,645	$1,313	$5,753	$3,765
Total intrinsic value of stock options exercised	$902	$—	$6,835	$—

N/A — not applicable for the period presented.

For the six months ended March 31, 2006, cash received from the exercise of stock options was $1,539 and the income tax benefit realized from the exercise of stock options was $346. As of March 31, 2006, there was $4,301 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

Deferred share-based compensation related to options granted under the SIP is being amortized using the graded method over the vesting period of the stock options. Deferred share-based compensation related to options granted under the Employee Plan that vest prior to July 1, 2005 was amortized on a straight-line basis from the date of grant through July 1, 2005. Deferred share-based compensation related to options granted

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

under the Employee Plan that vest on or after July 1, 2005 is being amortized using the graded method over the vesting period of the stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	March 31,
	2006	2005

Expected life (in years)	N/A	6
Expected volatility	N/A	55%
Risk-free interest rate	N/A	3.87%
Expected dividend yield	N/A	0%

N/A — no stock options were granted by the Company for the six months ended March 31, 2006.

For the three and six months ended March 31, 2005, the expected life of each award granted was calculated using the “simplified method” described in Staff Accounting Bulletin No. 107. Expected volatility is based on an average of the historical volatilities of common shares and the implied volatility of options for a set of competitive companies that included sufficient trading history since their initial public offerings. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments and expectations about future dividend payments.

3.	RESTRUCTURING COSTS

During the fiscal years 2005, 2004 and 2003, the Company recognized restructuring benefit of approximately $21, and costs of $901 and $204, respectively, for leased facilities that are no longer required in current operations and were therefore closed or abandoned. The restructuring benefits (costs) were primarily for facilities located in the United States, Brazil and Australia. All restructuring expenses and related asset impairment charges are included under the heading “Restructuring and asset impairment costs” on the Company’s Consolidated Income Statements above in this Form 10-Q.

The Company’s restructuring activity is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Restructuring liability balance at the beginning of the period	$685	$1,853	$887	$1,791
Utilized	(279)	(373)	(481)	(311)

Restructuring liability balance at the end of the period	$406	$1,480	$406	$1,480

The restructuring liability at March 31, 2006 was $406, of which $354 was included in accrued expenses and $52 was included in other non-current liabilities.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments for all periods presented.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Comprehensive income was $7,208 and $6,454 for the three months ended March 31, 2006 and 2005, respectively, and $11,206 and $5,378 for the six months ended March 31, 2006 and 2005, respectively.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of March 31, 2006, the Company was involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of the Company’s business. Based on its assessment of the current status of these litigation matters, the Company’s management believes these matters will not individually or in the aggregate, ultimately have a material effect on its results of operations, financial position or cash flows.

The Company currently maintains the types and amounts of insurance customary in the industries and countries in which the Company operates, including coverage for professional liability, general liability and management liability. The Company considers its insurance coverage to be adequate both as to the risks and amounts for the businesses the Company conducts.

6.	RELATED-PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (“Accenture”). Microsoft Corporation (“Microsoft”) holds a minority ownership interest.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Related-party revenues before reimbursements:
Accenture	$79,348	$66,399	$150,438	$125,820
Microsoft	7,355	7,432	12,196	14,267

Total	$86,703	73,831	$162,634	$140,087

Related-party reimbursements:
Accenture	$3,463	$3,586	$7,236	$6,674
Microsoft	802	670	1,220	1,288

Total	$4,265	$4,256	$8,456	$7,962

Related-party expenses:
Accenture	$7,414	$4,605	$13,306	$7,301
Microsoft	758	624	1,504	1,104

Total	$8,172	$5,229	$14,810	$8,405

The Company’s related-party balances with Accenture and Microsoft are as follows:

	As of	As of
	March 31, 2006	September 30, 2005

Due from related parties:
Accenture	$43,800	$38,297
Microsoft	3,890	5,136

Total	$47,690	43,433

Unbilled services to related parties:
Accenture	$26,749	$17,064
Microsoft	2,882	1,516

Total	$29,631	$18,580

Due to related parties:
Accenture	$5,959	$6,357
Microsoft	457	297

Total	$6,416	$6,654

Deferred revenue:
Accenture	$1,238	$386
Microsoft	1,283	369

Total	$2,521	$755

The Company subleases its Seattle, Washington, office space from Microsoft under an agreement that terminates in February 2009. The Company subleases its San Francisco, Chicago, Germany, Australia, Malaysia and Canada office space from Accenture on a month-to-month basis. Rent charged by Accenture

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

varies each month with the amount of space occupied by the Company. Rent incurred on leases with related parties approximates market rates for similar leases.

Related party expenses include $6,799 and $4,576 for the three months ended March 31, 2006 and 2005, respectively, and $11,923 and $7,335 for the six months ended March 31, 2006 and 2005, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft.

7.	SEGMENT REPORTING

Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s operating segments are managed separately on the basis of geography and each operating segment represents a strategic business unit providing services in its respective geographic area.

The Company earns all of its revenues across all segments from Microsoft enterprise technology consulting services. From time to time, the Company’s geographic business areas work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating areas based on inter-company arrangements among our operating subsidiaries that reflect the market value of services.

The Company’s reportable operating segments are the three operating areas: Americas, Europe and Asia Pacific. Segment information regarding the Company’s continuing operations are as follows:

	Three Months Ended March 31,
	2006		2005
	Revenues before	Operating	Revenues before	Operating
	Reimbursements	Income	Reimbursements	Income

Americas	$63,012	$11,875	$47,381	$6,434
Europe	48, 437	8,644	41,978	6,299
Asia Pacific	7,249	(1,085)	5,724	(464)
Corporate and eliminations(1)	(481)	(9,212)	(1,036)	(3,613)

Total	$118,217	$10,222	$94,047	$8,656

	Six Months Ended March 31,
	2006		2005
	Revenues before	Operating	Revenues before	Operating
	Reimbursements	Income	Reimbursements	Income

Americas	$117,754	$18,579	$91,196	$10,879
Europe	90,586	12,605	80,629	16,882
Asia Pacific	14,364	(1,984)	10,581	(2,294)
Corporate and eliminations(1)	(1,291)	(15,754)	(1,778)	(10,000)

Total	$221,413	$13,446	$180,628	$15,467

(1)	Corporate and eliminations include general corporate expenses, inter-company eliminations and other charges not directly attributable to the segments.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company conducted business in two countries that were individually material to the Company’s consolidated revenues before reimbursements for the first six months of fiscal 2006 and fiscal 2005. Revenues are attributed to countries based on where customer services are supervised. The table below summarizes the distribution of revenues before reimbursements by country:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

COUNTRY:
United States	46%	45%	46%	45%
United Kingdom	19%	22%	18%	22%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10/A and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10/A.

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to Accenture Ltd and its affiliates, and the term “Microsoft” to refer to Microsoft Corporation and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to “fiscal 2005” or “fiscal year 2005” means the 12-month period that ended on September 30, 2005. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to ‘‘$40,800” means $40.8 million.

We do not publish copies of our SEC filings on our websites because our shares are not publicly traded. However, copies of our filings with the Securities and Exchange Commission are available upon written request to Shareholder Relations, Avanade Inc., 2211 Elliott Avenue Suite 200, Seattle WA 98121, 206-239-5600. Copies of our filings may also be obtained directly from the SEC website at www.sec.gov.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of the value of our stock.

•	Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs.

•	Our profitability may decline due to financial and operational risks inherent in our worldwide operations.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We may face damage to our professional reputation or legal liability if our customers are not satisfied with our services.

•	The technology consulting markets are highly competitive and we may not be able to compete effectively.

•	We may lose money if we do not accurately estimate the costs of large fixed-price engagements.

•	Our contracts can be terminated by our customers with short notice, or our customers may cancel or delay projects, any of which could result in reduced operating income.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.

•	We currently have only a limited ability to protect our important intellectual property rights, which could affect our ability to operate in the future.

•	Our services may infringe upon the intellectual property rights of others, which could result in legal liability, reduced operating income and/or materially adversely affect our ability to operate in the future.

•	Loss of our significant corporate relationships could reduce our revenue and growth prospects.

•	Because we are controlled by Accenture, we have limited ability to set our own independent strategies, and our business strategy and direction may be dictated by Accenture’s overall business strategy.

•	We rely on Accenture for a primary source of our liquidity, and the loss of that liquidity could have a material adverse impact on our ability to fund our cash needs.

•	We rely on Accenture for a significant portion of our revenue, and the loss of that revenue would have a significant adverse impact on our results of operations.

•	Our global delivery network relies on Accenture, and the loss of that network would increase our operating expenses.

•	Microsoft has certain minority ownership rights, and may exercise those rights to protect its own interests.

•	We are committed to using Microsoft related technologies, and our inability to use those technologies would adversely impact our results of operations.

•	All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.

For a more detailed discussion of these factors, see the information under the heading “Business — Risk Factors” included in Part I, Item 1A in our Form 10/A. We undertake no obligation to update or revise any forward-looking statements.

Overview

Our revenue is driven by our ability to continuously generate new opportunities, by the prices we obtain for our services and by the size and utilization of our professional workforce. Our ability to add value to customers and therefore drive revenues depends, in part, on our ability to deliver innovative solutions and to deploy skilled individuals or teams of professionals quickly. Our revenue includes all amounts that are billed or billable to customers, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs, and costs of hardware and software.

Our results of operations are affected by the economic conditions, levels of business activity, and rates of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending of our customers, particularly as it relates to Microsoft enterprise technology. Finally, our ability to increase revenue is affected in part by changing conditions and delivery approaches and trends within the technology services industry.

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture primarily come from serving as a subcontractor to Accenture on its engagements with its end customer. Revenues from Microsoft also come from serving as a subcontractor to Microsoft on its engagements with its end customer, but we also receive referrals directly from Microsoft that result in the

Company having a direct relationship with the end customer. The following summarizes the percentage of revenues before reimbursements derived from our relationships with Accenture and with Microsoft:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenues before reimbursements:
Accenture	67%	71%	68%	70%
Microsoft	6%	8%	6%	8%

As a global company, our revenues are earned in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During fiscal 2005, the strengthening of various currencies versus the U.S. dollar resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. In the first and second quarter of fiscal 2006, the U.S. dollar strengthened against other currencies, resulting in less favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. If the U.S. dollar retains its strength in fiscal 2006, our U.S. dollar revenue growth may be lower than our growth in local currencies terms.

We are experiencing ongoing pricing pressures from competitors as well as from customers facing pressure to control costs. Consolidation among our competitors continues, which affects our revenues and operating margins. Software and hardware companies are expanding their offerings to include consulting services that directly compete with ours, which also can affect our revenue and operating margins. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry is a source of pressure on our revenues and operating margins.

Our primary categories of operating expenses include cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of consulting personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our personnel. Utilization represents the percentage of our professionals’ time spent on billable work. Selling expense is driven primarily by personnel costs and business-development activities. General and administrative costs primarily include costs for non-customer-facing personnel, information systems, office space and professional fees, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include restructuring and asset impairment costs incurred related to our global consolidation of office space.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see the discussion under the heading “Critical Accounting Policies and Estimates,” included as Part 1, Item 2, in our Form 10/A.

Revenues by Segments/Geographic Business Areas

Our three reportable operating segments are our geographic business areas, which are the Americas, Europe and Asia Pacific. We manage our segments on the basis of revenues before reimbursements because we believe these are a better indicator of segment performance than revenues. Generally, operating expenses for each operating segment have similar characteristics and are subject to many of the same factors, pressures and challenges. However, the economic environment and its effects on the geographic areas served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to an increased need on the part of some of our operating segments to tailor their workforces to the needs of their businesses. Local currency fluctuations also tend to affect our operating segments differently.

Revenues before reimbursements for each of our operating segments for the three months ended March 31, 2006 and 2005 were as follows:

					Percent of
					Total Revenues
					Before
				Percent	Reimbursements
	Three Months Ended		Percent	Increase	for the Three Months Ended
	March 31,		Increase	Local	March 31,
	2006	2005	US$	Currencies	2006	2005

SEGMENT
Americas	$63,012	$47,381	33%	32%	53%	50%
Europe	48,437	41,978	15%	25%	41	45
Asia Pacific	7,249	5,724	27%	32%	6	6
Corporate and eliminations(1)	(481)	(1,036)	n/m	n/m	—	(1)

Total revenues before reimbursements	118,217	94,047	26%	30%	100%	100%

Reimbursements	7,928	8,658	(8)%	(6)%

Total revenues	$126,145	$102,705	23%	27%

n/m = not meaningful

(1)	Corporate and eliminations include general corporate expenses, inter-company eliminations and other charges not directly attributable to the segments.

We conduct business in two countries that were individually material to our consolidated revenues before reimbursements during the first six months of fiscal 2006 and fiscal 2005. Revenues are attributed to countries based on where customer services are supervised. The table below summarizes the distribution of revenues before reimbursements by country:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

COUNTRY:
United States	46%	45%	46%	45%
United Kingdom	19%	22%	18%	22%

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues increased 23%, or $23,440, to $126,145 for the three months ended March 31, 2006, compared to the same period for 2005. Revenues before reimbursements for the three months ended March 31, 2006 were $118,217, compared with $94,047 for the three months ended March 31, 2005, an increase of $24,170, or 26%. This increase resulted primarily from revenue growth within our Americas and Europe segments. Accenture accounted for 67% and 71% of our revenues before reimbursements for each of the three months ended March 31, 2006 and 2005, respectively. Microsoft accounted for 6% and 8% of our revenues before reimbursements for the same periods, respectively.

Our Americas segment achieved revenues before reimbursements of $63,012 for the three months ended March 31, 2006, compared with $47,381 for the three months ended March 31, 2005, an increase of 33% in U.S. dollars and 32% in local currencies. The increase was primarily due to growth in our business with Accenture, where revenues before reimbursements grew $12,340 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

In our Europe segment, revenues before reimbursements were $48,437 during the three months ended March 31, 2006, compared with $41,978 for the three months ended March 31, 2005, an increase of 15% in U.S. dollars and 25% in local currencies. This growth was primarily due to an increase in revenues from other third-party customers of $4,960 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Revenues from related parties as a percent of revenues before reimbursements were 80% and 88% for the three months ended March 31, 2006 and 2005, respectively.

Our Asia Pacific segment achieved revenues before reimbursements of $7,249 for the three months ended March 31, 2006, compared with $5,724 for the three months ended March 31, 2005, an increase of 27% in U.S. dollars and 32% in local currencies. This growth was primarily due to an increase in revenues from other third-party customers of $1,976 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Revenues from related parties as a percent of revenues before reimbursements were 45% and 65% for the three months ended March 31, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $115,923, an increase of $21,874, or 23%, over the three months ended March 31, 2005. The increase was mainly driven by increased hiring of personnel, expanded use of subcontractors as part of our global delivery network to meet demand for services, and to a lesser extent, increased selling costs related to obtaining new customers. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained unchanged at 91% for both the three months ended March 31, 2006 and 2005.

  Cost of Services

Cost of services for the three months ended March 31, 2006 was $90,303, an increase of $15,894, or 21%, over the three months ended March 31, 2005, and as a percentage of total revenues remained unchanged at 72%. Cost of services before reimbursable expenses for the three months ended March 31, 2006 was $82,375, an increase of $16,624, or 25%, over the three months ended March 31, 2005 and remained unchanged as a percentage of revenues before reimbursements at 70% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements also remained unchanged at 30% during this period.

Gross margins as a percent of revenues before reimbursements were unchanged for the three months ended March 31, 2006, compared to the corresponding period of fiscal 2005 primarily due to the growth of revenues before reimbursements offset by higher payroll costs from increased hiring of consultants, the use of subcontractors to meet customer demand and an increase in share-based compensation as a result of the adoption of SFAS No. 123R.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $25,620, an increase of $5,983, or 30%, over the three months ended March 31, 2005. As a percentage of revenues before reimbursements, selling, general and administrative expenses increased to 22% for the three months ended March 31, 2006 from 21% for the three months ended March 31, 2005. The increase was due primarily to hiring of additional business development and core services personnel, as well as compensation increases paid to our personnel.

Operating Income

Operating income for the three months ended March 31, 2006 was $10,222, an increase of $1,566, or 18%, from the three months ended March 31, 2005, and remained unchanged as a percentage of revenues before reimbursements at 9% for both periods.

Operating income (loss) for each of the segments was as follows:

	Three Months Ended March 31,
			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$11,875	$6,434	$5,441
Europe	8,644	6,299	2,345
Asia Pacific	(1,085)	(464)	(621)
Corporate and eliminations	(9,212)	(3,613)	(5,599)

	$10,222	$8,656	$1,566

The increase in operating income was due to increased revenues in the Americas and Europe, partially offset by higher operating expenses in Asia Pacific. The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 33% increase in revenues before reimbursements and improved gross margin.

•	The increase in the Europe segment was primarily due to increased revenues before reimbursements partially offset by higher payroll costs.

•	Asia Pacific operating loss increased due to increased operating expenses, primarily from higher payroll costs.

•	Corporate and eliminations increased primarily due to higher payroll costs and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R. The Company does not allocate share-based compensation expenses among segments.

  Investment (losses) income, net

Investment loss for the three months ended March 31, 2006 was $849, compared with investment income of $843 for the three months ended March 31, 2005, primarily due to the impact of foreign currency exchange rates on non-hedge designated derivative instruments denominated in British pounds.

Other income (expense)

Other income for the three months ended March 31, 2006 was $974, compared with other expense of $1,608 for the three months ended March 31, 2005. The increase was primarily due to the impact of foreign currency exchange rates on an intercompany loan.

Provision for Income Taxes

The effective tax rates for the three months ended March 31, 2006 and 2005 were 28.9% and 24.0%, respectively. Our expected fiscal 2006 annual effective tax rate changed to 28.3% in the second quarter of fiscal 2006 from 26.2% in the first quarter of fiscal 2006, primarily as a result of increased foreign taxes. The effective tax rate of 28.9% for the three months ended March 31, 2006 is higher than the full-year forecast effective tax rate of 28.3%, primarily due to increased foreign taxes.

The projected fiscal 2006 annual effective rate is higher than the fiscal 2005 annual effective tax rate, primarily due to increased foreign taxes.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Revenues before reimbursements for each of our operating segments for the six months ended March 31, 2006 and 2005 were as follows:

					Percent of Total Revenues
					Before Reimbursements
				Percent	for the Six
			Percent	Increase	Months Ended
	Six Months Ended March 31,		Increase	Local	March 31,
	2006	2005	US$	Currencies	2006	2005

SEGMENT
Americas	$117,754	$91,196	29%	28%	53%	50%
Europe	90,586	80,629	12%	22%	41	45
Asia Pacific	14,364	10,581	36%	42%	7	6
Corporate and eliminations(1)	(1,291)	(1,778)	n/m	n/m	(1)	(1)

Total revenues before reimbursements	221,413	180,628	23%	27%	100%	100%

Reimbursements	15,409	15,143	2%	5%

Total revenues	$236,822	$195,771	21%	25%

n/m = not meaningful

(1)	Corporate and eliminations include general corporate expense inter-company eliminations and other charges not directly attributable to the segments.

Revenues

Revenues increased 21%, or $41,051, to $236,822 for the six months ended March 31, 2006, compared to the same period for 2005. Revenues before reimbursements for the six months ended March 31, 2006 were $221,413, compared with $180,628 for the six months ended March 31, 2005, an increase of $40,785, or 23%. This increase resulted primarily from increased revenues from existing customers. Accenture accounted for 68% and 70% of our revenues before reimbursements for each of the six months ended March 31, 2006 and 2005, respectively. Microsoft accounted for 6% and 8% of our revenues before reimbursements for the same periods, respectively.

Our Americas segment achieved revenues before reimbursements of $117,754 for the six months ended March 31, 2006, compared with $91,196 for the six months ended March 31, 2005, an increase of 29% in U.S. dollars and 28% in local currencies. The increase was primarily due to growth in our business with Accenture, where revenues before reimbursements grew $22,129 for the six months ended March 31, 2006, compared to the six months ended March 31, 2005.

In our Europe segment, revenues before reimbursements were $90,586 during the six months ended March 31, 2006, compared with $80,629 for the six months ended March 31, 2005, an increase of 12% in U.S. dollars and 22% in local currencies. This growth was primarily due to an increase in revenues from other third-party customers of $6,711 for the six months ended March 31, 2006, compared to the six months ended March 31, 2005. Related party revenues as a percent of revenues from reimbursements were 80% and 86% for the six months ended March 31, 2006 and 2005, respectively.

Our Asia Pacific segment achieved revenues before reimbursements of $14,364 for the six months ended March 31, 2006, compared with $10,581 for the six months ended March 31, 2005, an increase of 36% in U.S. dollars and 42% in local currencies. This growth was primarily due to an increase in revenues from other third-party customers of $4,188 for the six months ended March 31, 2006, compared to the six months ended March 31, 2005. Related party revenues as a percent of revenues before reimbursements were 44% and 63% for the six months ended March 31, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2006 were $223,376, an increase of $43,072, or 24%, over the six months ended March 31, 2005. The increase was mainly driven by increased hiring of personnel, expanded use of subcontractors as part of our global delivery network to meet demand for services, and to a lesser extent, increased selling costs related to obtaining new customers. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 94% for the six months ended March 31, 2006 from 91% for the six months ended March 31, 2005. This increase was primarily due to higher overall compensation costs and professional services fees, partially offset by improvements in contractor costs as a percentage of revenues before reimbursements.

  Cost of Services

Cost of services for the six months ended March 31, 2006 was $175,152, an increase of $32,453, or 23%, over the six months ended March 31, 2005, and increased as a percentage of total revenues to 74% from 73% during this period. Cost of services before reimbursable expenses for the six months ended March 31, 2006 was $159,743, an increase of $32,187, or 25%, over the six months ended March 31, 2005, and increased as a percentage of revenues before reimbursements to 72% from 71% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements decreased to 28% from 29% during this period.

The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to added headcount to meet customer demand, as well as an overall increase in compensation costs paid to consultants and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2006 were $48,224, an increase of $10,620, or 28%, over the six months ended March 31, 2005. As a percentage of revenues before reimbursements, selling, general and administrative expenses increased to 22% for the six months ended March 31, 2006 from 21% for the six months ended March 31, 2005. The increase was due primarily to additional business development and core services personnel, increase in average compensation costs, and increased professional service fees.

Operating Income

Operating income for the six months ended March 31, 2006 was $13,446 a decrease of $2,021 or 13%, from the six months ended March 31, 2005, and decreased as a percentage of revenues before reimbursements to 6% during this period, from 9% for the prior-year period.

Operating income (loss) for each of the segments was as follows:

	Six Months Ended March 31,
			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$18,579	$10,879	$7,700
Europe	12,605	16,882	(4,277)
Asia Pacific	(1,984)	(2,294)	310
Corporate and eliminations	(15,754)	(10,000)	(5,754)

	$13,446	$15,467	$(2,021)

The decrease in operating income was due to higher operating costs primarily in Europe, partially offset by revenue growth across all segments. The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 29% increase in revenues before reimbursements and improved gross margins.

•	The decrease in the Europe segment reflected a decline in gross margins and an increase in operating expenses primarily as a result of expansion of our operations into other European countries.

•	Asia Pacific operating loss decreased due to a 36% increase in revenues before reimbursements and improved gross margins.

•	Corporate and eliminations increased primarily due to higher payroll costs and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R. The Company does not allocate share-based compensation expenses among segments.

Investment (losses) income, net

Investment income for the six months ended March 31, 2006 was $1,556, compared to an investment loss of $8,389 for the six months ended March 31, 2005, primarily due to the impact of foreign currency exchange rates on non-hedge designated derivative instruments denominated in British pounds.

Other income (expense)

Other expenses for the six months ended March 31, 2006 were $1,684, compared with other income of $6,009 for the six months ended March 31, 2005. The increase was primarily due to the impact of foreign currency exchange rates on an intercompany loan.

Provision for Income Taxes

The effective tax rates for the six months ended March 31, 2006 and 2005 were 28.3% and 23.8%, respectively. Our expected fiscal 2006 annual effective tax rate changed to 28.3% from 26.2% in the first quarter of fiscal 2006, primarily as a result of increased foreign taxes.

The projected fiscal 2006 annual effective rate is higher than the fiscal 2005 annual effective tax rate, primarily due to increased foreign taxes.

On October 22, 2004, the American Jobs Creation Act (AJCA) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the year ending September 30, 2006. The Company expects to complete its evaluation of the effects of the repatriation provision by the end of its fiscal year 2006. The range of possible amounts that the Company is currently considering for repatriation under this provision is between zero and $20,000. The related range of tax that would be paid on such repatriated earnings is between zero and $122.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility, has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of March 31, 2006, we did not have any outstanding amounts drawn down on the line of credit. As of March 31, 2006 and September 30, 2005, we had working capital of $94,764 and $79,253, respectively.

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized in the following table:

	Six Months Ended March 31,
			Increase
	2006	2005	(Decrease)

Net cash (used in) provided by:
Operating activities	$(1,921)	$34,067	$(35,988)
Investing activities	(3,353)	(7,652)	4,299
Financing activities	399	(4,887)	5,286
Effect of exchange rate changes on cash and cash equivalents	(577)	721	(1,298)

Net (decrease) increase in cash and cash equivalents	$(5,452)	$22,249	$(27,701)

Operating Activities.  The increase in cash used for the six months ended March 31, 2006 compared to cash provided for the six months ended March 31, 2005 was primarily due to higher receivable balances due from related parties as a result of increased related party revenues.

Investing Activities.  The change in cash used for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 was primarily due to the Company’s acquisition of a U.S. consulting business during the six months ended March 31, 2005.

Financing Activities.  The increase in cash provided during the six months ended March 31, 2006 compared to cash used for the six months ended March 31, 2005 was due to the repayment of a Microsoft note payable during the six month period of fiscal 2005.

In the normal course of business, the Company uses foreign currency contracts to manage its exposure to the variability of exchange rates for the Euro, British pound, Canadian dollar, Australian dollar and Indian rupee. Historically, the Company has not held any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of March 31, 2006 and September 30, 2005. The changes in fair market value of all derivatives are recognized in Investment (losses) income, net, on the Company’s Consolidated Income Statements included in Part I, Item I of this Form 10-Q. These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, the Company enters into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights of the holder that compel the purchase of the stock by the Company at the fair value. We do not currently have any historical information to use as a basis to estimate the probable impact of these put rights on our liquidity. The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are included in Redeemable Common Stock and Employee Stock Options on our balance sheets. See also Footnote 2 (Redeemable Common Stock and Employee Stock Options) in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next twelve months. The Company has used, and plans to use in the future, cash from borrowings (if any) for general corporate purposes, business expansion needs, stock repurchases and working capital. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements beyond this twelve-month period will depend on many factors, including continued growth in our existing locations, the ability to collect our receivables in a timely fashion, and the capacity to deliver our contracted projects in an efficient manner.

Off-Balance Sheet Arrangements

We have various agreements under which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount. In some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, we were not aware of any outstanding claims under such indemnification agreements that would require material payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended March 31, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency and interest rate risk as of September 30, 2005, see the disclosures set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 2, of our Form 10/A.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of the Company have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2006, the Company was involved in a number of judicial and arbitration proceedings concerning matters in the ordinary course of the Company’s business. Based on its assessment of the current status of these litigation matters, the Company’s management believes that these matters will not individually or in the aggregate, ultimately have a material effect on its results of operations, financial position or cash flows.

The Company currently maintains the types and amounts of insurance customary in the industries and countries in which the Company operates, including coverage for professional liability, general liability and management liability. The Company considers its insurance coverage to be adequate both as to the risks and amounts for the businesses the Company conducts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information relating to the Company’s purchases of its common shares for the second quarter of fiscal 2006.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased(1)	Paid per Share	Programs	Plans or Programs

January 1, 2006 — January 31, 2006	401	$6.14	—	—
February 1, 2006 — February 28, 2006	4,031	$6.32	—	—
March 1, 2006 — March 31, 2006	4,813	$6.32	—	—

Total	9,245	$6.31	—	—

(1)	During the second quarter of fiscal 2006, the Company purchased 9,245 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2006, the Company held its 2006 Annual Shareholders’ Meeting, at which the shareholders voted upon the appointment of the Company’s directors to serve for a period until their successor is elected and qualified, subject to such director’s earlier resignation, removal or retirement as permitted by the terms set forth in the Company’s by-laws. The Company typically holds elections annually.

Set forth below is the number of votes cast for and against, and the number of abstentions/withheld votes and broker non-votes with respect to each matter voted upon:

			Abstain/	Broker
Name	For	Against	Withheld	Non-Votes

Appointment of Directors:
Mitchell Hill	75,699,934	0	0	0
Jackson L. Wilson	75,699,934	0	0	0
Simon Witts	75,699,934	0	0	0
Basilio Rueda	75,699,934	0	0	0
Robert N. Frerichs	75,699,934	0	0	0
Pamela J. Craig	75,699,934	0	0	0

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003*

3.2	Amended and Restated By-laws of the Company, dated as of February 28, 2003*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10, filed January 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006
AVANADE INC.

By:	/s/ Dennis K. Knapp
Name: Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)