Form 10-Q
period 2006-06-30
Avanade Inc.
filed 2006-08-11
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-51748

AVANADE INC.
(Exact name of Registrant as specified in its charter)

Washington	91-2032865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Elliott Avenue, Suite 200
Seattle, Washington 98121
(Address of principal executive offices)

(206) 239-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the Registrant’s Common stock, par value $0.0001 per share, outstanding as of August 1, 2006 was 3,940,740.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2006 and September 30, 2005
(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	September 30,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,741	$55,256
Receivables from clients, net of allowances of $1,864 and $1,042	16,767	16,125
Due from related parties	46,527	43,433
Unbilled services to clients	18,965	14,421
Unbilled services to related parties	36,693	18,580
Deferred income taxes, net	472	450
Other current assets	4,460	4,647

Total current assets	189,625	152,912

NON-CURRENT ASSETS:
Restricted cash equivalents	277	278
Property and equipment, net of accumulated depreciation of $35,156 and $29,917	10,439	11,084
Goodwill	11,975	11,975
Other intangible assets, net of accumulated amortization of $4,003 and $3,092	1,529	2,440
Deferred income taxes, net	122	117
Other non-current assets	1,568	668

Total non-current assets	25,910	26,562

TOTAL ASSETS	$215,535	$179,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$9,038	$6,654
Accounts payable	10,939	12,748
Deferred revenues	3,838	2,737
Accrued payroll and related benefits	36,568	30,177
Accrued expenses	13,665	14,259
Income taxes payable	4,620	6,801
Other accrued liabilities	4,480	283

Total current liabilities	83,148	73,659

NON-CURRENT LIABILITIES	1,368	780
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	109,658	75,380
STOCKHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of June 30, 2006 and September 30, 2005), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of June 30, 2006 and September 30, 2005	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 5,253,835 and 2,891,313 shares outstanding as of June 30, 2006 and September 30, 2005, respectively	—	—
Additional paid-in-capital	199,860	226,654
Deferred share-based compensation	—	(1,728)
Notes receivable from exercise of stock options	(2,209)	—
Accumulated deficit	(179,884)	(201,073)
Accumulated other comprehensive income	3,587	5,795

Total stockholders’ equity	21,361	29,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,535	$179,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended June 30, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

REVENUES:
Revenues before reimbursements:
Related parties	$95,207	$74,707	$257,811	$215,109
Other	31,639	27,417	90,448	67,643

	126,846	102,124	348,259	282,752

Reimbursements:
Related parties	5,353	4,869	14,219	12,831
Other	3,430	6,403	9,973	13,584

	8,783	11,272	24,192	26,415

Revenues	135,629	113,396	372,451	309,167

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	86,642	67,175	246,385	194,731
Reimbursable expenses	8,783	11,272	24,192	26,415

Cost of services	95,425	78,447	270,577	221,146
Selling, general and administrative costs	25,403	20,559	73,627	58,163
Restructuring and asset impairment costs	—	2	—	3

Total operating expenses	120,828	99,008	344,204	279,312

OPERATING INCOME	14,801	14,388	28,247	29,855
Interest income	584	213	1,385	593
Interest expense	(17)	(29)	(21)	(559)
Other income (expense)	451	(664)	323	(3,044)

INCOME BEFORE INCOME TAXES	15,819	13,908	29,934	26,845
Provision for income taxes	4,756	3,980	8,745	7,055

NET INCOME	$11,063	$9,928	$21,189	$19,790

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended June 30, 2006
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Notes
							Receivable
							from		Accumulated
	Convertible Series A				Additional	Deferred	Exercise of		Other	Total
	Preferred Stock		Common Stock		Paid-in	Share-Based	Stock	Accumulated	Comprehensive	Stockholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Compensation	Options	Deficit	Income	Equity

Balance at September 30, 2005	$7	74,750,903	$—	2,891,313	$226,654	$(1,728)	$—	$(201,073)	$5,795	$29,655
Comprehensive income:
Net income								21,189		21,189
Foreign currency translation adjustments									(2,208)	(2,208)

Comprehensive income										18,981
Income tax benefit on share-based compensation plans					168					168
Accenture contributions					5					5
Change in redeemable common stock and options					(34,278)					(34,278)
Share-based compensation expense					5,074					5,074
Effect of adoption of SFAS 123R					(1,728)	1,728				—
Issuance of common stock related to employee share programs				2,673,658	5,931		(2,121)			3,810
Purchases of common stock				(311,136)	(1,966)					(1,966)
Repayments of employee notes receivable							8			8
Interest on notes received from exercise of stock options							(96)			(96)

Balance at June 30, 2006	$7	74,750,903	$—	5,253,835	$199,860	$—	$(2,209)	$(179,884)	$3,587	$21,361

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,189	$19,790
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	5,794	5,021
Unrealized foreign currency gain on intercompany notes	(5,574)	(196)
Loss on disposal of property and equipment, net	55	14
Non-cash related party interest expense	—	483
Share-based compensation expense	5,190	1,205
Change in operating assets and liabilities, net of acquisitions:
Receivables from clients, net	458	(7,430)
Due from related parties	(1,910)	1,249
Unbilled services to clients	(4,294)	(1,216)
Unbilled services to related parties	(17,277)	(2,171)
Other current assets	238	(449)
Other non-current assets	(173)	267
Due to related parties	2,339	1,680
Accounts payable	(2,944)	1,093
Deferred revenue	1,012	748
Accrued payroll and related benefits	5,479	4,749
Accrued expenses	(1,090)	7,368
Income taxes payable	(2,532)	(149)
Other current liabilities	4,246	2,926

Net cash provided by operating activities	10,206	34,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1	1
Purchases of property and equipment	(4,209)	(4,707)
Purchase of business, net of cash acquired	—	(4,614)
Transfer from restricted cash equivalents	50	24

Net cash used in investing activities	(4,158)	(9,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(1,966)	(376)
Proceeds from the exercise of stock options	3,810	66
Repayments of employee notes receivable	8	—
Payment of note payable to related party	—	(9,853)
Payment of capital lease obligations	(1)	(57)
Excess tax benefits from share-based payment arrangements	130	—
Capital contribution from Accenture	5	—

Net cash provided by (used in) financing activities	1,986	(10,220)
Effect of exchange rate changes on cash and cash equivalents	2,451	(889)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,485	14,577
CASH AND CASH EQUIVALENTS, beginning of period	55,256	18,630

CASH AND CASH EQUIVALENTS, end of period	$65,741	$33,207

Supplemental cash flow information:
Cash paid for interest	$21	$97
Cash paid for income taxes	$10,663	$7,250
Non-cash investing and financing activities:
Convertible Series A preferred stock issued to Microsoft for note payable	$—	$5,646
Common stock issued upon exercise of employee stock options in exchange for notes receivable	$2,121	$—
Capital contribution from Accenture	$—	$327

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (together, “Avanade” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2005, included in Item 13 of the Company’s Form 10/A (the “Form 10/A”) filed on March 17, 2006 with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Financial Instruments

In the normal course of business, the Company uses foreign currency forward contracts to manage its exposure to the variability of exchange rates for the Euro, British pound, Canadian dollar, Australian dollar and Indian rupee. These instruments are generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, the Company enters into forward contracts that are of a longer-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. The financial instruments are recorded at estimated fair value or amounts that approximate fair value, with changes to fair value recorded in investment losses, net.

Avanade does not have any material derivatives historically designated as hedges and had none in the periods presented in the interim Consolidated Financial Statements as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Foreign currency forward contracts are recorded on the balance sheets at fair value and marked to market through the Consolidated Income Statements in Other income (expense). The following table summarizes the fair value of the Company’s foreign currency forward contracts:

	June 30,	September 30,
	2006	2005

Included in Other current assets	$—	$1,626
Included in Other accrued liabilities	$3,915	$2

Other current liabilities as of June 30, 2006 include $3,776 recorded for the fair value of foreign currency forward contracts that were entered into to offset the Company’s exposure to changes in foreign currency exposure on a British pound-denominated loan and related accrued interest between Avanade Inc. and one of its subsidiaries.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Footnote 2 (Summary of Significant Accounting Policies) to the Company’s fiscal 2005 Consolidated Financial Statements included in Item 13 of the Form 10/A.

Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN No. 48”) which is effective for the Company October 1, 2007, unless earlier adopted. The purpose of FIN No. 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN No. 48, and therefore the ultimate impact of its adoption is not yet known.

2.	REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). The Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows remain unchanged from what would have been reported under prior accounting rules.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its stock options granted under the Avanade Inc. 2000 Stock Incentive Plan (the “SIP”) and the Avanade Inc. Employee Stock Option Plan (the “Employee Plan,” and together with the SIP, the “Option Plans”). Accordingly, compensation expense was recognized for employee stock options only if they had intrinsic value on the measurement date. The adoption of SFAS No. 123R resulted in a change in the Company’s method of recognizing the fair value of share-based compensation for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“as reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006		June 30, 2006
		Under		Under
	As Reported	APB No. 25	As Reported	APB No. 25

Income before income taxes	$15,819	$17,058	$29,934	$34,370
Net income	$11,063	$12,240	$21,189	$25,392
Cash flows from operating activities	$12,127	$12,140	$10,206	$10,336
Cash flows from financing activities	$1,587	$1,574	$1,986	$1,856

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using straight-line and accelerated expense attribution methods, the Company’s Net income for the three and nine months ended June 30, 2005 would have been reduced to the pro forma amounts as indicated below:

	For the Three	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$9,928	$19,790
Add: Share-based compensation expense already included in Net income as reported, net of tax	436	1,146
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,465)	(7,495)

Pro forma Net income	$7,899	$13,441

Stock and Put Rights

Holders of the Company’s common stock issued under the Option Plans have put rights that compel the purchase of vested stock by the Company at fair value under certain conditions. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. All put rights were granted originally to employees in accordance with the terms of the Option Plans and are described more fully below.

Vested shares of common stock issued under the Option Plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the Option Plans are classified as redeemable instruments and recorded at the current intrinsic value of those options. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding. Prior to the adoption of SFAS No. 123R, the intrinsic value of such options was recorded as temporary equity as the options vested.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Effective with the adoption of SFAS No. 123R, the intrinsic value of such options has been measured so as to be consistent with the pattern by which the related compensation cost is recognized. The adoption of SFAS No. 123R resulted in an increase of $8,147 in the amount classified as redeemable instruments based on the intrinsic value of employee put rights. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital.

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	As of	As of
	June 30,	September 30,
	2006	2005

Fair value of vested common stock subject to put rights	$36,303	$17,752
Intrinsic value of stock options subject to put rights	73,355	57,628

	$109,658	$75,380

Overview of the Option Plans

The Option Plans provide for the grant of up to 30,000,000 shares of common stock in the form of options or equity-related awards. As of June 30, 2006, no shares were available for future grants under the Employee Plan and 5,903,518 shares were available for future grants under the SIP. Common stock covered by awards that expire, terminate, lapse or are repurchased under the SIP and awards that expire, terminate or lapse under the Employee Plan will again be available for grant as awards under the SIP. Under the terms of the Option Plans, the Company’s Board of Directors (the “Board”) is required to determine the value of the Company’s common stock as of March 31 and September 30 each year (“Semi-annual Valuations”). In addition, the Board has elected to perform quarterly valuations, and the June 30 valuation reflects changes in the Company’s projections for the current fiscal year. The projections for subsequent periods remain unchanged. The quarterly valuation reflected herein for the period ended June 30, 2006, has been prepared by a third party, and has been approved by the Board. The Company issues new shares of common stock for shares delivered under the Option Plans. The Company does not intend to grant any further options to purchase shares of its common stock.

Generally, options granted under the Option Plans vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting on a ratable monthly basis thereafter. All options expire no later than ten years from the date of grant. Incentive stock options are granted at not less than the fair value of the stock on the date of grant and nonqualified stock options are granted at prices determined at the discretion of the plan administrator. To date, all options granted have been nonqualified stock options.

Under the terms of the Option Plans, since July 1, 2005 (i) all vested stock issued pursuant to awards granted under the Option Plans is subject to purchase by the Company, at the Company’s sole discretion, at fair value, (ii) the Company has the right of first refusal with respect to any proposed sale or other disposition of stock issued pursuant to an option and (iii) stock issued pursuant to awards granted under the Option Plans entitles the holder to certain put rights that compel the purchase of the stock by the Company at the fair value. The rights described above (collectively referred to as “option rights”) may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following Semi-annual Valuations.

During the nine-month period ended June 30, 2006, the Company provided loans totaling $2,121 to employees for the cost to exercise options to purchase 894,830 shares of common stock, plus, in certain cases,

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

the related employee tax obligations. The loans were made available to all employees who qualified, excluding executive officers. The loans are secured by the shares issued pursuant to the related option exercises, provide full recourse to personal assets of employees and bear interest at fixed rates of 8.0% to 9.5% per annum. The Company established interest rates for individual employees based on credit scoring and reference to market rates of interest. The principal balance of each loan and any unpaid interest thereon are due one year from the date of funding of the loan, unless accelerated due to termination of employment, the sale of the related stock or a material event of default as defined in the loan agreement. Prepayment of principal and interest may be made at any time without penalty.

A summary of information with respect to share-based compensation is as follows:

			For the
	For the		Nine Months
	Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Total share-based compensation expense included in Net income	$1,484	$459	$5,190	$1,205
Income tax benefit related to share-based compensation included in Net income	$74	$23	$272	$59

Stock option activity for the nine months ended June 30, 2006 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term	Aggregate
	Options	Exercise Price	(In Years)	Intrinsic Value

Options outstanding as of September 30, 2005	22,789,518	$2.74
Granted	—	$—
Exercised	(2,673,658)	$2.22
Expired	(359,091)	$2.80
Forfeited	(457,772)	$3.76

Options outstanding as of June 30, 2006	19,298,997	$2.79	6.2	$79,459

Options exercisable as of June 30, 2006	16,181,607	$2.57	5.9	$70,301

Other information pertaining to options during the three and nine months ended June 30, 2006 and June 30, 2005 was as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Weighted average grant-date fair value of stock options granted during the period	n/a	$3.06	n/a	$3.01
Total fair value of stock options vested	$1,805	$1,083	$7,558	$4,848
Total intrinsic value of stock options exercised	$4,622	$—	$11,456	$—

n/a — No stock options were granted during the three and nine months ended June 30, 2006.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

For the nine months ended June 30, 2006, cash received from the exercise of stock options was $3,810 and the income tax benefit realized from the exercise of stock options was $434. As of June 30, 2006, there was $3,466 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

Share-based compensation related to options granted under the SIP is being recognized using the graded method over the vesting period of the stock options. Share-based compensation related to options granted under the Employee Plan that vested prior to July 1, 2005 was recognized on a straight-line basis from the date of grant through July 1, 2005. Share-based compensation related to options granted under the Employee Plan that vest on or after July 1, 2005 is being recognized using the graded method over the vesting period of the stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine
	Months Ended
	June 30,
	2006	2005

Expected life (in years)	n/a	6
Risk-free interest rate	n/a	3.88%
Expected volatility	n/a	55%
Expected dividend yield	n/a	0%

n/a — No stock options were granted by the Company for the nine months ended June 30, 2006.

For the three and nine months ended June 30, 2005, the expected life of each award granted was calculated using the “simplified method” described in Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on an average of the historical volatilities of common shares and the implied volatility of options for a set of competitive companies that included sufficient trading history since their initial public offerings. Expected dividend yield is based on historical dividend payments and expectations about future dividend payments.

During the 30-day period following the Semi-annual valuation approved by the Board effective May 17, 2006, the Company, along with certain employee holders of the Company’s common stock, exercised their option rights, as described above. This resulted in the repurchase, effective July 3, 2006 of an aggregate of 1,451,614 shares of Avanade common stock at a price of $6.70 per share. The total cash outlay for these transactions was $9,726. The Company withheld $1,571 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. Subsequent to these repurchases on July 3, 2006, the aggregate amount of the Company sponsored loans outstanding was $612 plus accrued interest, which was secured by the pledge of 279,572 shares of common stock.

Avanade Inc. Long-Term Incentive Plan

On May 17, 2006, the Board approved the general terms of the Avanade Inc. Long-Term Incentive Plan (the “AVU Plan”) and delegated to the Compensation Committee of the Board the authority to approve the final terms of the AVU Plan document and related agreements. The Compensation Committee approved the AVU Plan on June 19, 2006. Awards under the AVU Plan are granted in the form of Avanade Valuation Units (“AVUs”), each of which is based on a value determined by the Board or the Compensation Committee (the

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

“Base Value”) that, except for the initial grants made effective June 19, 2006, may not be less than the fair value of the common stock of the Company as of the effective date of the applicable grant. The awards will vest according to a schedule determined by the Compensation Committee. Once vested, each AVU is to be settled in cash based on the difference between the fair value of the common stock of the Company at the time the award vests and the applicable Base Value of such AVU, provided, however, that (i) the aggregate payment of AVUs that vest in any calendar year cannot exceed twelve percent of the operating income unreduced by AVU expenses, and (ii) the Compensation Committee may reduce the amount paid out with respect to AVUs for any reason in its sole discretion. Payments, if any, on vested AVUs will be made not later than March 31 of the calendar year following the date of vesting. After vested AVUs are paid out, or it is determined by the Compensation Committee that the settlement values are zero, the vested AVUs are terminated. Under the AVU Plan, vesting of AVUs and payments thereon may be accelerated upon the occurrence of certain events, as more specifically provided in the AVU Plan documentation. Except as otherwise provided in the documentation, AVUs that have not vested at or prior to the time of the termination of a recipient’s employment shall be cancelled and forfeited.

The AVU Plan will terminate on June 19, 2016 unless earlier terminated by the Board. The Board has the authority to amend, alter or discontinue the AVU Plan at any time in its discretion, provided that such action does not impair any award recipient’s rights with respect to any AVUs then-outstanding without such recipient’s consent, except as the Board deems necessary to comply with applicable laws.

Immediately following the adoption of the AVU Plan, the Compensation Committee approved initial grants in aggregate of 2,845,699 AVUs, each with a Base Value of $6.14. The initial grants vest over a 3.5 year period, with 25% vesting on November 30, 2006 and 25% vesting annually thereafter. For the three and nine months ended June 30, 2006, the Company had recorded $116 compensation expense for AVUs granted under the AVU Plan.

The following is a summary of activity related to the AVU Plan for the nine months ended June 30, 2006:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Base	Contractual	Aggregate
	AVUs	Value	Term (in Years)	Intrinsic Value

AVUs outstanding as of September 30, 2005	—	$—
Granted	2,845,699	$6.14
Exercised	—	$—
Forfeited	(34,210)	$6.14

AVUs outstanding as of June 30, 2006	2,811,489	$6.14	3.4	$2,165

The estimated fair value of AVUs outstanding as of June 30, 2006 was $1.47 per share and was determined using the Monte Carlo simulation model. Changes in the estimated fair value of outstanding AVUs are recorded as compensation expense. The assumptions used in the Monte Carlo simulation model for estimating fair value of AVUs outstanding as of June 30, 2006 were as follows:

Expected life (in years)	3.4
Risk-free interest rate	5.12%
Expected volatility	37%
Expected dividend yield	0%

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The assumptions used for estimating the fair value of AVUs and related compensation costs for the nine months ended June 30, 2006 were determined in the same manner as the expected life, risk-free interest rate, expected volatility and expected dividend yield used in the Black-Scholes valuation model for estimating fair value and related share-based compensation costs for the Company’s option plans, discussed above.

3.	RESTRUCTURING COSTS

During the fiscal years 2005, 2004 and 2003, the Company recognized restructuring benefits of approximately $21, and costs of $901 and $204, respectively, for leased facilities that are no longer required in current operations and were closed or abandoned. The restructuring costs were primarily for facilities located in the United States, Brazil and Australia. All restructuring expenses and related asset impairment charges are included under the heading “Restructuring and asset impairment costs” on the Company’s Consolidated Income Statements above in this Form 10-Q.

The Company’s restructuring activity is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Restructuring liability balance, beginning of the period	$406	$1,480	$887	$1,791
Utilized	(27)	(293)	(508)	(604)

Restructuring liability balance, end of the period	$379	$1,187	$379	$1,187

The restructuring liability at June 30, 2006 was $379, of which $359 was included in Accrued expenses and $20 was included in Non-current liabilities.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	June 30,
	2006	2005

Three months ended	$7,775	$13,001
Nine months ended	$18,981	$18,379

5.	COMMITMENTS AND CONTINGENCIES

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

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of June 30, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, management of the Company believes these matters will not ultimately have a material effect on results of operations, financial position or cash flows of the Company.

6.	RELATED-PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (“Accenture”). Microsoft Corporation (“Microsoft”) holds a minority ownership interest in the Company.

The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Related-party revenues before reimbursements:
Accenture	$85,724	$67,436	$235,791	$193,256
Microsoft	9,483	7,271	22,020	21,853

Total	$95,207	$74,707	$257,811	$215,109

Related-party reimbursements:
Accenture	$3,436	$4,028	$11,042	$10,702
Microsoft	1,917	841	3,177	2,129

Total	$5,353	$4,869	$14,219	$12,831

Related-party expenses:
Accenture	$8,823	$3,595	$22,129	$11,309
Microsoft	665	616	2,169	2,360

Total	$9,488	$4,211	$24,298	$13,669

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party balances with Accenture and Microsoft are as follows:

	As of	As of
	June 30, 2006	September 30, 2005

Due from related parties:
Accenture	$40,062	$38,297
Microsoft	6,465	5,136

Total	$46,527	$43,433

Unbilled services to related parties:
Accenture	$33,890	$17,064
Microsoft	2,803	1,516

Total	$36,693	$18,580

Due to related parties:
Accenture	$8,735	$6,357
Microsoft	303	297

Total	$9,038	$6,654

Deferred revenue:
Accenture	$1,006	$386
Microsoft	1,822	369

Total	$2,828	$755

The Company subleases its Seattle, Washington, office space from Microsoft under an agreement that terminates in February 2009. The Company subleases its Chicago, Australia, Germany, Spain and Japan office space from Accenture on a month-to-month basis. Additionally, the Company may rent, on an as needed basis, desk space available in Accenture offices. Rent charged by Accenture varies each month with the amount of space occupied by the Company. Rent incurred on leases with related parties approximates market rates for similar leases.

Related party expenses include $8,306 and $3,706 for the three months ended June 30, 2006 and 2005, respectively, and $20,745 and $11,041 for the nine months ended June 30, 2006 and 2005, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft.

7.	SEGMENT REPORTING

Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s operating segments are managed separately based on geography because each operating segment represents a strategic business unit that provides management consulting, technology and outsourcing services to clients in its respective geographic area.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) — (Continued)
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

The Company’s reportable operating segments are the three geographic operating areas: Americas, Europe and Asia Pacific. Segment information regarding the Company’s continuing operations are as follows:

	Three Months Ended June 30,
	2006		2005
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements(1)	Income (Loss)(2)	Reimbursements(1)	Income (Loss)(2)

Americas	$69,613	$16,251	$51,962	$9,388
Europe	51,063	9,485	43,697	11,188
Asia Pacific	7,929	(1,012)	7,230	399
Corporate and eliminations	(1,759)	(9,923)	(765)	(6,587)

Total	$126,846	$14,801	$102,124	$14,388

	Nine Months Ended June 30,
	2006		2005
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements(1)	Income (Loss)(2)	Reimbursements(1)	Income (Loss)(2)

Americas	$187,367	$34,830	$143,158	$20,267
Europe	141,649	22,090	124,326	28,070
Asia Pacific	22,293	(2,996)	17,811	(1,895)
Corporate and eliminations	(3,050)	(25,677)	(2,543)	(16,587)

Total	$348,259	$28,247	$282,752	$29,855

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

(2)	Corporate and eliminations include inter-company eliminations and general corporate expenses not directly attributable to the segments.

The Company conducted business in two countries that were individually material to the Company’s consolidated revenues before reimbursements for the first nine months of fiscal 2006 and fiscal 2005. Revenues are attributed to countries based on where customer services are supervised. The table below summarizes the distribution of Revenues before reimbursements by country:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

COUNTRY:
United States	47%	47%	47%	46%
United Kingdom	17%	20%	18%	21%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10/A and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10/A.

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a minority shareholder, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to “fiscal 2005” or “fiscal year 2005” means the 12-month period that ended on September 30, 2005. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of the value of our stock.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our profitability may decline due to financial and operational risks inherent in our worldwide operations.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to maintain or grow our business.

•	We may suffer damage to our professional reputation or legal liability if our customers are not satisfied with our services.

•	The consulting and technology markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. We may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	We may lose money if we do not accurately estimate the costs of large fixed-price engagements.

•	Our contracts can be terminated by our customers with short notice, or our customers may cancel or delay projects, any of which could result in reduced operating income.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We currently have only a limited ability to protect our important intellectual property rights, which could affect our ability to operate in the future.

•	Our services may infringe upon the intellectual property rights of others, which could result in legal liability, reduced operating income and/or have a materially adverse affect on our ability to operate in the future.

•	Loss of our significant corporate relationships could reduce our revenue and growth prospects.

•	Because we are controlled by Accenture, we have limited ability to set our own independent strategies, and our business strategy and direction may be dictated by Accenture’s overall business strategy.

•	We rely on Accenture for a primary source of our liquidity, and the loss of that liquidity could have a material adverse impact on our ability to fund our cash needs.

•	We rely on Accenture for the majority of our revenue. The loss of that revenue would have a materially adverse impact on our results of operations and may affect our ability to continue to operate.

•	Our global delivery network relies on Accenture, and the loss of that network might increase our operating expenses.

•	Microsoft has certain minority ownership rights, and may exercise those rights to protect its own interests which may not align with our own.

•	We are committed to using Microsoft related technologies, and our inability to use those technologies would adversely impact our results of operations.

•	All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.

For a more detailed discussion of these factors, see the information under the heading “Business — Risk Factors” included in Part I, Item 1A in our Form 10/A. We undertake no obligation to update or revise any forward-looking statements.

Overview

Avanade is a global technology company that specializes in delivering services and solutions using Microsoft enterprise technology. We were formed as a joint venture between Accenture and Microsoft; and Accenture and Microsoft continue to account for the majority of our business engagements. We work with businesses of all sizes across many industry sectors.

Our revenue is driven by our ability to continuously generate new opportunities, the prices we obtain for our services and the size and utilization of our professional workforce. Our ability to add value to customers and therefore drive revenues depends, in part, on our ability to deliver innovative solutions and to deploy skilled individuals or teams of professionals quickly. Our revenue includes all amounts that are billed or billable to customers, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs, and costs of hardware and software.

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

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture primarily come from serving as a subcontractor to Accenture on its engagements with its end customers. Revenues from Microsoft also come from serving as a subcontractor to Microsoft on its engagements with its end customers, but we also receive referrals from Microsoft that result in a direct relationship between the Company and the end customers. The following summarizes the percentage of revenues before reimbursements derived from our relationships with Accenture and with Microsoft:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues before reimbursements:
Accenture	68%	66%	68%	68%
Microsoft	7%	7%	6%	8%

As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the nine months ended June 30, 2006, the U.S. dollar strengthened on a net basis against currencies of foreign countries in which we operate, resulting in less favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in the fourth quarter of fiscal 2006, our U.S. dollar revenue growth may continue to be lower than our growth in local currency terms. If the U.S. dollar weakens in the fourth quarter of fiscal 2006, our U.S. dollar revenue growth may be higher than our growth in local currency terms.

We are experiencing ongoing pricing pressures from competitors as well as from customers facing pressure to control costs. Consolidation among our competitors continues, which affects our revenues and operating margins. Software and hardware companies are expanding their offerings to include consulting services that directly compete with ours, which also can affect our revenues and operating margins. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry is a source of pressure on our revenues and operating margins.

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

Newly Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN No. 48”) which is effective for the Company October 1, 2007, unless earlier adopted. The purpose of FIN No. 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN No. 48, and therefore the ultimate impact of its adoption is not yet known.

Revenues by Segments/Geographic Business Areas

Our three reportable operating segments are our geographic business areas, which are the Americas, Europe and Asia Pacific. We manage our operating segments on the basis of revenues before reimbursements because our management believes that revenues before reimbursements are a better indicator of segment performance than revenues. From time to time, our operating segments work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating segments based on inter-company arrangements among our operating subsidiaries that reflect the market value of services. Generally, operating expenses for each operating segment have similar characteristics and are subject to many of the same factors, pressures and challenges. However, the economic environment and its effects on the geographic area served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to increased need on the part of some of our operating segments to tailor their workforces to meet the specific needs of their businesses. Local currency fluctuations also tend to affect our operating segments differently.

Revenues before reimbursements for each of our operating segments for the three months ended June 30, 2006 and 2005 were as follows:

					Percent of
					Total Revenues
					Before
				Percent	Reimbursements
			Percent	Increase/	for the Three
	Three Months Ended		Increase/	(Decrease)	Months Ended
	June 30,		(Decrease)	Local	June 30,
	2006	2005	US$	Currencies	2006	2005

SEGMENT
Americas	$69,613	$51,962	34%	32%	55%	51%
Europe	51,063	43,697	17%	15%	40	43
Asia Pacific	7,929	7,230	10%	9%	6	7
Corporate and eliminations(1)	(1,759)	(765)	n/m	n/m	(1)	(1)

Total revenues before reimbursements	126,846	102,124	24%	22%	100%	100%

Reimbursements	8,783	11,272	(22)%	(23)%

Total revenues	$135,629	$113,396	20%	18%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

We conduct business in two countries that were individually material to our consolidated revenues before reimbursements during the first nine months of fiscal 2006 and fiscal 2005. Revenues are attributed to countries based on where customer services are supervised. The table below summarizes the distribution of Revenues before reimbursements by country:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

COUNTRY:
United States	47%	47%	47%	46%
United Kingdom	17%	20%	18%	21%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues increased 20%, or $22,233, to $135,629 for the three months ended June 30, 2006, compared with the same period for 2005. Revenues before reimbursements for the three months ended June 30, 2006 were $126,846, compared with $102,124 for the three months ended June 30, 2005, an increase of $24,722, or 24%. This increase resulted primarily from revenue growth within our Americas and Europe segments. Accenture accounted for 68% and 66% of our revenues before reimbursements for each of the three months ended June 30, 2006 and 2005, respectively. Microsoft accounted for 7% of our revenues before reimbursements for the three months ended June 30, 2006 and 2005.

Our Americas segment achieved revenues before reimbursements of $69,613 for the three months ended June 30, 2006, compared with $51,962 for the three months ended June 30, 2005, an increase of 34% in U.S. dollars and 32% in local currency terms. The increase was primarily due to growth in our business with Accenture and third-party customers, partially offset by a reduction in business with Microsoft for the three months ended June 30, 2006, compared with the same prior-year period. Revenues from related parties as a percentage of revenues before reimbursements were 73% and 70% for the three months ended June 30, 2006 and 2005, respectively.

Our Europe segment achieved revenues before reimbursements of $51,063 for the three months ended June 30, 2006, compared with $43,697 for the three months ended June 30, 2005, an increase of 17% in U.S. dollars and 15% in local currency terms. The increase was primarily driven by growth in our business with related parties, and to a lesser extent, growth in revenues from third-party customers for the three months ended June 30, 2006, over the same prior-year period. Revenues from related parties as a percentage of revenues before reimbursements were 80% for the three months ended June 30, 2006 and 2005.

Our Asia Pacific segment achieved revenues before reimbursements of $7,929 for the three months ended June 30, 2006, compared with $7,230 for the three months ended June 30, 2005, an increase of 10% in U.S. dollars and 9% in local currency terms. The increase was primarily due to growth in our business with Microsoft and third-party customers in Australia, partially offset by a reduction in business with Accenture for the three months ended June 30, 2006, over the same prior-year period. Revenues from related parties as a percentage of revenues before reimbursements were 51% for the three months ended June 30, 2006 and 2005.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $120,828, an increase of $21,820, or 22%, over the three months ended June 30, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 88% for the three months ended June 30, 2006, compared with 86% for the three months ended June 30, 2005.

Cost of Services

Cost of services for the three months ended June 30, 2006 was $95,425, an increase of $16,978, or 22%, over the three months ended June 30, 2005, and increased as a percentage of total revenues to 70% from 69% over the prior year period. Cost of services before reimbursable expenses for the three months ended June 30, 2006 was $86,642, an increase of $19,467, or 29%, over the three months ended June 30, 2005, and increased as a percentage of revenues before reimbursements to 68% from 66% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements decreased to 31.7% from 34.2% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher costs related to increasing headcount to meet customer demand, as well as an overall increase in compensation costs paid to employees and an increase in share-based compensation as a result of the adoption of SFAS No. 123R.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended June 30, 2006 were $25,403, an increase of $4,844, or 24%, from the three months ended June 30, 2005, and remained flat as a percentage of revenues before reimbursements at 20% for three months ended June 30, 2006, compared with the three months ended June 30, 2005.

Operating Income

Operating income for the three months ended June 30, 2006 was $14,801, an increase of $413, or 3%, from the three months ended June 30, 2005, and declined as a percentage of revenues before reimbursements to 11.7% during this period, compared with 14.1% during the prior-year period. Operating income (loss) for each of the segments was as follows:

	Three Months Ended June 30,
			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$16,251	$9,388	$6,863
Europe	9,485	11,188	(1,703)
Asia Pacific	(1,012)	399	(1,411)
Corporate and eliminations	(9,923)	(6,587)	(3,336)

	$14,801	$14,388	$413

The increase in operating income was due to increased revenues in the Americas and Europe, partially offset by higher operating costs across all operating segments. The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 34% increase in revenues before reimbursements and improved gross margins.

•	Europe operating income decreased primarily due to higher costs related to increasing headcount and increased management and royalty fees, partially offset by reduced use of sub-contractors.

•	Asia Pacific recorded an operating loss due to increased operating expenses related to the expansion of our business in Japan.

•	Corporate and eliminations increased primarily due to higher costs related to increasing headcount and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Other income (expense)

Other income for the three months ended June 30, 2006 was $451, compared with other expense of $664 for the three months ended June 30, 2005. The increase was primarily due to the impact of foreign currency exchange rates on an intercompany loan, partially offset by foreign currency hedge transactions.

Provision for Income Taxes

The effective tax rates for the three months ended June 30, 2006 and 2005 were 30.1% and 28.6%, respectively. Our expected fiscal 2006 annual effective tax rate changed to 29.4% in the third quarter of fiscal 2006 from 28.3% in the second quarter of fiscal 2006, primarily as a result of increased foreign taxes. The effective tax rate of 30.1% for the three months ended June 30, 2006 is higher than the full-year forecast effective tax rate of 29.4%, primarily due to increased foreign taxes.

The projected fiscal 2006 annual effective tax rate is higher than the fiscal 2005 annual effective tax rate of 28.2%, primarily due to increased foreign taxes.

Nine months Ended June 30, 2006 Compared to Nine months Ended June 30, 2005

Revenues before reimbursements for each of our operating segments for the nine months ended June 30, 2006 and 2005 were as follows:

					Percent of
					Total Revenues
				Percent	Before Reimbursements
			Percent	Increase/	for the Nine
	Nine Months Ended		Increase/	(Decrease)	Months Ended
	June 30,		(Decrease)	Local	June 30,
	2006	2005	US$	Currencies	2006	2005

SEGMENT
Americas	$187,367	$143,158	31%	30%	54%	51%
Europe	141,649	124,326	14%	20%	41	44
Asia Pacific	22,293	17,811	25%	29%	6	6
Corporate and eliminations(1)	(3,050)	(2,543)	n/m	n/m	(1)	(1)

Total revenues before reimbursements	348,259	282,752	23%	25%	100%	100%

Reimbursements	24,192	26,415	(8)%	(7)%

Total revenues	$372,451	$309,167	20%	23%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Revenues

Revenues increased 20%, or $63,284, to $372,451 for the nine months ended June 30, 2006, compared with the same period for 2005. Revenues before reimbursements for the nine months ended June 30, 2006 were $348,259, compared with $282,752 for the nine months ended June 30, 2005, an increase of $65,507, or 23%. This increase resulted primarily from increased revenues from existing customers, primarily in the Americas and Europe. Accenture accounted for 68% of our revenues before reimbursements for each of the nine months ended June 30, 2006 and 2005. Microsoft accounted for 6% and 8% of our revenues before reimbursements for the same periods, respectively.

Our Americas segment achieved revenues before reimbursements of $187,367 for the nine months ended June 30, 2006, compared with $143,158 for the nine months ended June 30, 2005, an increase of 31% in U.S. dollars and 30% in local currencies. The increase was primarily due to growth in our business with Accenture and third-party customers, partially offset by a reduction in business with Microsoft for the nine months ended June 30, 2006, compared with the same prior-year period. Related party revenues as a percentage of revenues before reimbursements were 72% and 70% for the nine months ended June 30, 2006 and 2005, respectively.

Our Europe segment achieved revenues before reimbursements of $141,649 during the nine months ended June 30, 2006, compared with $124,326 for the nine months ended June 30, 2005, an increase of 14% in U.S. dollars and 20% in local currency terms. The increase was primarily due to growth in business with related parties, and to a lesser extent, increase in our business with third-party customers for the nine months ended June 30, 2006, compared with the same prior-year period. Related party revenues as a percentage of revenues from reimbursements were 80% and 84% for the nine months ended June 30, 2006 and 2005, respectively, and reflect a slight shift toward increased business with third-party customers.

Our Asia Pacific segment achieved revenues before reimbursements of $22,293 for the nine months ended June 30, 2006, compared with $17,811 for the nine months ended June 30, 2005, an increase of 25% in U.S. dollars and 29% in local currency terms. The increase was primarily due to growth in our business with third-party customers and Microsoft, partially offset by a reduction in business with Accenture for the nine months ended June 30, 2006, over the same prior-year period. Related party revenues as a percentage of revenues before reimbursements were 47% and 60% for the nine months ended June 30, 2006 and 2005, respectively, and reflect a slight shift toward increased business with third-party customers.

Operating Expenses

Operating expenses for the nine months ended June 30, 2006 were $344,204, an increase of $64,892, or 23%, over the nine months ended June 30, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 92% for the nine months ended June 30, 2006 from 89% for the nine months ended June 30, 2005.

     Cost of Services

Cost of services for the nine months ended June 30, 2006 was $270,577, an increase of $49,431, or 22%, from the nine months ended June 30, 2005, and increased as a percentage of total revenues to 73% from 72% over the prior-year period. Cost of services before reimbursable expenses for the nine months ended June 30, 2006 was $246,385, an increase of $51,654, or 27%, over the nine months ended June 30, 2005, and increased as a percentage of revenues before reimbursements to 71% from 69% over this period. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements decreased to 29.3% from 31.1% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher costs related to increasing headcount to meet customer demand, as well as an overall increase in compensation costs paid to employees and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R.

     Selling, General and Administrative Costs

Selling, general and administrative costs for the nine months ended June 30, 2006 were $73,627, an increase of $15,464, or 27%, over the nine months ended June 30, 2005, and remained flat as a percentage of revenues before reimbursements at 21% for the nine months ended June 30, 2006, compared with the nine months ended June 30, 2005.

Operating Income

Operating income for the nine months ended June 30, 2006 was $28,247, a decrease of $1,608, or 5%, from the nine months ended June 30, 2005, and declined as a percentage of revenues before reimbursements to 8.1% during this period, compared with 10.6% during the prior-year period.

Operating income (loss) for each of the segments was as follows:

	Nine Months Ended June 30,
			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$34,830	$20,267	$14,563
Europe	22,090	28,070	(5,980)
Asia Pacific	(2,996)	(1,895)	(1,101)
Corporate and eliminations	(25,677)	(16,587)	(9,090)

	$28,247	$29,855	$(1,608)

The decrease in operating income was primarily due to added headcount to meet customer demand, as well as an overall increase in compensation costs paid to employees and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R. The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 31% increase in revenues before reimbursements and improved gross margins.

•	Europe operating income decreased primarily due to higher costs related to increasing headcount and increased management and royalty fees, partially offset by reduced use of sub-contractors.

•	Asia Pacific operating loss increased primarily due to higher management and royalty fees, increased payroll costs and expanded use of sub-contractors, partially offset by revenue growth.

•	Corporate and eliminations increased primarily due an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R and higher costs related to increasing headcount.

Other income (expense)

Other income for the nine months ended June 30, 2006 was $323, compared with other expense of $3,044 for the nine months ended June 30, 2005. The increase was primarily due to the impact of foreign currency exchange rates on an intercompany loan.

Provision for Income Taxes

The effective tax rates for the nine months ended June 30, 2006 and 2005 were 29.2% and 26.3%, respectively. Our expected fiscal 2006 annual effective tax rate changed to 29.4% in the third quarter of fiscal 2006 from 28.3% in the second quarter of fiscal 2006, primarily as a result of increased foreign taxes.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect, pending approval of its Board of Directors, to apply this provision to qualifying earnings repatriations in the year ending September 30, 2006. The Company expects to complete its evaluation of the effects of the repatriation provision by the end of its fiscal year 2006. The range of possible amounts that the Company is currently considering for repatriation under this provision is between zero and $25,000. The related range of tax that would be paid on such repatriated earnings is between zero and $338.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility, has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of June 30, 2006, we did not have any outstanding amounts drawn down on the line of credit. As of June 30, 2006 and September 30, 2005, we had working capital of $106,477 and $79,253, respectively.

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized in the following table:

	Nine Months Ended June 30,
			Increase
	2006	2005	(Decrease)

Net cash provided by (used in):
Operating activities	$10,206	$34,982	$(24,776)
Investing activities	(4,158)	(9,296)	5,138
Financing activities	1,986	(10,220)	12,206
Effect of exchange rate changes on cash and cash equivalents	2,451	(889)	3,340

Net increase in cash and cash equivalents	$10,485	$14,577	$(4,092)

Operating Activities.  The decrease in cash provided was primarily due to higher unbilled services and receivable balances due from related parties as a result of increased related party revenues and an increase in foreign currency gains on an intercompany loan.

Investing Activities.  The change was primarily due to the Company’s acquisition of a U.S. consulting business during the nine months ended June 30, 2005.

Financing Activities.  The increase was due the repayment of a Microsoft note payable during the nine months ended June 30, 2005.

During the 30-day period following the Semi-annual valuation approved by the Board effective May 17, 2006, the Company, along with certain employee holders of the Company’s common stock, exercised their option rights, as described above. This resulted in the re purchase, effective July 3, 2006 of an aggregate of 1,451,614 shares of Avanade common stock at a price of $6.70 per share. The total cash outlay for these transactions was $9,726. The Company withheld $1,571 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. Subsequent to these repurchases on July 3, 2006, the aggregate amount of the Company sponsored loans outstanding was $612 plus accrued interest, which was secured by the pledge of 279,572 shares of common stock.

In the normal course of business, the Company uses foreign currency contracts to manage its exposure to the variability of exchange rates for the Euro, British pound, Canadian dollar, Australian dollar and Indian rupee. Historically, the Company has not held any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of June 30, 2006 and September 30, 2005. The changes in fair value of all derivatives are recognized in Other income (expense) on the Company’s Consolidated Income Statements included in Part I, Item I of this Form 10-Q. These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, the Company enters into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

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

Off-Balance Sheet Arrangements

We have various agreements under which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk.  We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward and option contracts. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of June 30, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $11,739, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $11,150.

During the nine months ended June 30, 2006, there has been no material change in our interest rate risk exposure. For a discussion of our market risk associated with foreign currency and interest rate risk as of September 30, 2005, see the disclosures set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 2, of our Form 10/A.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of the Company have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations, financial condition or cash flows.

We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES

Between April 1, 2006 and June 30, 2006, the Company issued 949,166 shares of common stock to employees and recently terminated employees for proceeds of $2,190 upon the exercise of options held by them. During the same period, the Company also issued 60,000 shares of common stock to an employee in exchange for 13,433 shares of common stock of the Company with a value of $90. In each case, the issuance was effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the rules promulgated there under and/or Rule 701 promulgated under the Securities Act.

The following table provides information relating to the Company’s purchases of its common shares for the third quarter of fiscal 2006.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	Publicly Announced
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs

April 1, 2006 — April 30, 2006	7,867	$6.32	—	—
May 1, 2006 — May 31, 2006	7,168	$6.57	—	—
June 1, 2006 — June 30, 2006	89,495	$6.70	—	—

Total	104,530	$6.66	—	—

(1)	During the third quarter of fiscal 2006, the Company purchased 104,530 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans in addition to shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003(1)
3.2	Amended and Restated By-laws of the Company, dated as of February 28, 2003(1)
10.1	Avanade Inc. Long-Term Incentive Plan(2)
10.2	Form of Avanade Valuation Unit Grant Notice(2)
10.3	Form of Avanade Valuation Unit Grant Notice — Australia(2)
10.4	Form of Avanade Valuation Unit Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10, filed January 20, 2006.

(2)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 8-K, filed June 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006
AVANADE INC.

By:	/s/ Dennis K. Knapp
Name: Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)