Form 10-K
period 2006-09-30
Avanade Inc.
filed 2006-12-13
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-51748
AVANADE INC.
(Exact name of Registrant as specified in its charter)

Washington	91-2032865
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2211 Elliott Avenue, Suite 200
Seattle, Washington 98121
(Address of principal executive offices)
(206) 239-5600
(Registrant’s telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Act:
None.

Title of Each Class	Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0001 per share
     Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐         No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.         ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐         No ☑
     The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on March 31, 2006 was approximately $28,545,398.64 based on the then current sales price of Avanade Inc.’s common shares, par value $0.0001 per share, of $6.32.
     The number of shares of the Registrant’s Common stock, par value $0.0001 per share, outstanding as of December 4, 2006 was 4,741,237.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Information Statement for the 2007 General Meeting of Shareholders are incorporated by reference into Part III

AVANADE INC.

PART I
Disclosure Regarding Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates and the factors discussed below under the section entitled “Risk Factors.”
Available Information
      We do not publish copies of our filings with the Securities and Exchange Commission (the “SEC”) on our websites because our shares are not publicly traded. However, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
      Avanade has adopted a Code of Business Ethics that applies to all of Avanade’s employees, officers and directors. Avanade’s Code of Business Ethics is publicly available on the Investor Relations section of its website (www.avanade.com/about/invest.aspx). Any amendments to, or waivers granted to the directors or officers of Avanade from a provision of the Avanade Code of Business Ethics will be disclosed, under existing Avanade policy, through the Investor Relations section of Avanade’s website, and, if applicable, on Form 8-K.
      We will provide copies of the SEC filings upon request without charge. Requests for materials should be made to Investor Relations of Avanade Inc., 2211 Elliott Avenue, Suite 200, Seattle, Washington 98121, telephone +1 (206) 239-5600, fax +1 (206) 239-5605, email: investor.relations@avanade.com.
      In this Annual Report on Form 10-K, we use the terms “Avanade,” “we,” “our Company,” “our” and “us” to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, a Bermuda holding company, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a Washington corporation, one of our minority shareholders, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period that ended on September 30, 2006. All references to quarters, unless otherwise noted, refer to quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million. Avanade® is a registered trademark of Avanade Inc. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
ITEM 1.  BUSINESS
Overview
      Avanade Inc. is a global technology consulting company that specializes in delivering services and solutions using Microsoft enterprise technology. As of September 30, 2006, we had more than 3,200 employees in 22 countries delivering services to our clients and an additional 2,000 professionals contracted from Accenture as part of the global delivery network we use to provide our solutions and capabilities. We work with businesses of all sizes across many industry sectors, including financial services, manufacturing and technology, as well as government agencies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment/ Geographic Business Area” below for additional detail regarding the geographic distribution of our revenues.
      Avanade was originally incorporated under the laws of the State of Delaware on February 9, 2000, and reincorporated in the State of Washington on December 27, 2002. Our corporate headquarters is located at 2211 Elliott Avenue, Suite 200, Seattle, Washington 98121. Avanade was formed in 2000 as a joint venture between Accenture and Microsoft Corporation. On December 31, 2001, Avanade became a consolidated subsidiary of Accenture as a result of Accenture increasing its ownership interest in Avanade to become the majority owner, with Microsoft becoming a minority owner. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
      Avanade helps clients use information technology to generate revenue, reduce costs and reinvest in innovation for competitive advantage. By extending the value of Microsoft technologies, Avanade solutions are designed to help clients streamline operations; create new products and services; optimize collaboration with and among clients, employees, partners, suppliers, shareholders and communities; and serve their own customers better. Avanade invests in the development of capabilities and intellectual property used to accelerate the design, development and deployment of solutions for our clients and to maximize the client’s return on their information technology investments. Each of our solutions includes a mix of assets, intellectual property and best practices developed from previous deployments and are designed to reduce the time, risk and cost associated with implementing new technology solutions in support of our clients’ business objectives.

Solutions
      Avanade delivers solutions in three main market areas. We combine highly skilled people and reusable solutions for our clients in the following areas:

•	Our largest area of business is driven by our clients’ demand for assistance with application development and integration based on the Microsoft .NET platform. Avanade uses Microsoft .NET technology in a cost-effective manner to design, develop, deploy, integrate, manage and maintain applications and Web services. This includes envisioning, developing, deploying, integrating and maintaining applications and technology-based systems built using the Microsoft .NET platform.

•	Another of our significant business areas is “technology infrastructure.” This encompasses activities assisting clients to optimize their infrastructure investments by using the Microsoft .NET platform to streamline operations and upgrade, stabilize and secure their infrastructure systems. This includes the evaluation, upgrade, integration and deployment of core elements of enterprise networking, messaging, security and operations based on Microsoft technology. Examples of solutions in this area include desktop deployment, enterprise messaging and platform migrations.

•	A developing area of our business is focused on providing packaged solutions for our clients, including enterprise resource planning (“ERP”) and Microsoft Dynamics CRM (Client Relationship Management). We have built a global practice in providing Microsoft Dynamics-related services, including Microsoft Dynamics CRM and Microsoft Dynamics — Axapta. In addition, we assist clients with optimizing the performance and integration of SAP software systems, the development of mobile applications, and the development and deployment of business intelligence solutions, all deployed on the Microsoft platform within the enterprise environment.
      These three areas are the skill-based spheres of our business through which we develop our knowledge capital and build world-class skills and capabilities in order to deliver services for our clients. The subject matter experts we employ within these solution areas are intimately involved in the delivery of the full range of consulting and technology services we provide. Our consultants are highly skilled and technically specialized. To increase our position in the Microsoft-related consulting services market, we invest in strengthening our capability through ongoing training, certification and professional skill development of our consultants.
      For substantially all of our work, we provide services on a project basis, with clients contracting for an Avanade team for a specific project, deliverable or general staff augmentation. The length of the engagements varies, depending on client needs and the complexity of the project.

Material Clients
      Both Accenture and Microsoft are material clients of Avanade. The loss of either relationship would have a material adverse effect on our business. Additional information on the relationships we have with Accenture and Microsoft is provided below under the heading “Risk Factors — Risks that Relate to Our Relationships with Accenture, Microsoft and Their Related Entities.” For financial information relating to related party transactions with Accenture and Microsoft, see Footnote 11 (Related-Party Balances and Transactions) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”

Geographic Business Areas
      We serve clients worldwide in three geographic business areas: the Americas, Europe and Asia-Pacific. Each of these business areas consists of a number of regions. Our global service center in Seattle, Washington provides support for these business areas through training, knowledge management, engineering, solution development, legal, finance, human resources, information technology solutions and other core services. As of September 30, 2006, we had approximately 500 non-client facing employees working in our worldwide service centers. Our geographic business areas are as follows:

Americas. As of September 30, 2006, we had approximately 1,300 client facing employees working in our Americas area, which includes the United States and Canada. Our Americas area generated approximately 54%, 51% and 55% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for the fiscal years 2006, 2005 and 2004, respectively.

Europe. As of September 30, 2006, we had approximately 1,100 client facing employees working in our European area, which includes the United Kingdom, Spain, Italy, France, the Netherlands, Germany, Norway, Switzerland, Belgium, Denmark, Sweden and Finland. Our European area generated approximately 39%, 42% and 37% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for the fiscal years 2006, 2005 and 2004, respectively.

Asia Pacific. As of September 30, 2006, we had approximately 300 client facing employees working in our Asia Pacific area, which includes Australia, Japan, Singapore, Malaysia, Thailand, India, the Philippines and China. This area generated approximately 7%, 7% and 8% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for each of the fiscal years 2006, 2005 and 2004, respectively.
      For financial reporting purposes, our geographic business areas are our reportable operating segments. For financial information relating to each geographic business area, including the United States and the United Kingdom which individually comprised more than 10% of consolidated revenues before reimbursements within the last three years, see Footnote 12 (Segment Reporting) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment/ Geographic Business Area” for additional detail regarding the geographic distribution of our revenues.

Global Delivery Network
      We utilize a global delivery network that supports our offshore capabilities for our business. As of September 30, 2006, the services of our global delivery network are performed by over 2,000 individuals, all of whom are Accenture employees. These professionals are responsible for our global strategic delivery approach, which emphasizes quality, reduced risk, speed to market and predictability. Our ultimate goal is to deliver price-competitive solutions and services that drive higher levels of performance for our clients.

Contracts
      The majority of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

Competition
      We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our clients typically retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include global information technology service firms offering a full range of consulting and outsourcing services, as well as information technology services providers, large consulting and other professional service firms, application service providers, packaged software vendors and service groups of computer equipment companies.
      These organizations may be global or local in nature, and may provide services using technology other than the Microsoft platform.
      We believe that the principal competitive factors in the markets in which we compete include:

•	technical and industry expertise;

•	skills and capabilities of people;

•	quality of service and product offerings;

•	perceived ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	delivery approach, including an ability to deliver results on a timely basis; and

•	global reach and scale.
      Our relationships with Microsoft and Accenture help to differentiate our Company from our competitors. Our relationship with Microsoft allows us to utilize some aspects of Microsoft’s technical and industry expertise that many of our competitors cannot. Our relationship with Microsoft does, however, limit the scope of our services to Microsoft technology, and thus may give an advantage to competitors that offer a broader scope of services. Our relationship with Accenture provides us with access to a broad, diverse and global client base that many companies of our size are not able to access. Our relationship with Accenture also gives us access to a global network of professionals that we can leverage to expand our service capabilities and enhances our ability to compete on price more effectively than some of our competitors who do not have similar international resources.

Intellectual Property
      Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital and intellectual property rights. The services that we provide focus on the design and development of business solutions based on the Microsoft enterprise platform. We create value for our clients by leveraging Microsoft enterprise technology to develop and build technology infrastructures tailored to the individual needs of each of our clients and designed to help increase efficiency, growth and profitability.
      We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property.

Research and Innovation
      We are committed to developing leading-edge solutions. We believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions and strategies with significant value for our clients. We significantly increased our commitment to research and innovation in fiscal year 2006, demonstrated in part by the increase in the amount we spent on research of almost 400%. We spent $11,568, $3,873 and $2,590 in fiscal years 2006, 2005 and 2004, respectively, primarily through our engineering and solutions groups, to develop market-ready solutions for our clients. In addition, we strive to retain rights to the knowledge capital and assets we develop when performing services for our clients. This enables us to use the work we have created for the benefit of future clients.

Employees
      We believe our most important asset is our people. We are deeply committed to the development of our employees. We provide our professionals with extensive and focused technical and managerial skills development training appropriate to their careers with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance review system and a competitive career philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that promotes our Microsoft technology expertise.
      As of September 30, 2006, we had approximately 3,200 employees worldwide, 2,700 of whom are client facing.
ITEM 1A.  RISK FACTORS
Risks that Relate to Our Financial Results and the Nature of Our Business

Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.
      Our success depends on our ability to develop and implement consulting, systems integration and Microsoft-based technology solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies offered by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully deliver client work.

The consulting and systems integration and technology markets are highly competitive, and we might not be able to compete effectively.
      The consulting and systems integration and technology markets are highly competitive. We compete with a variety of companies with respect to our offerings, including:

•	large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting and systems integration and technology services that we do;

•	off-shore service providers in lower-cost locations, particularly Indian providers, which offer a subset of the services we offer; and

•	niche solution or service providers which compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models.
In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.
      Based on revenue and the number of consultants we have, we are smaller than some of our competitors. Many of our competitors may have larger customer bases and/or greater financial, marketing or other resources than we do. Larger and better-capitalized competitors may have enhanced abilities to compete for clients and skilled professionals. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost than we can, particularly in the more commoditized aspects of the systems integration markets. There is a risk that increased competition, particularly from offshore service providers, could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer.
      In addition, we may face greater competition from companies that have increased in size or scope as the result of strategic mergers. In particular, we continue to see consolidation activity among hardware manufacturers, software developers and vendors, and service providers. This vertical integration may result in greater convergence among previously separate technology functions or reduced access to products, and may adversely affect our competitive position.

Our business could be adversely affected if our clients are not satisfied with our services.
      Our business model depends in large part on our ability to attract new work from our base of existing clients, including those who engage us as a prime contractor. If a client is not satisfied with our services or solutions, including those of subcontractors we employ, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.
      Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines, or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.

If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.
      Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. Competition for skilled personnel in consulting and systems integration and technology is intense at all levels of experience and seniority. At the same time, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects and global delivery centers. The process of recruiting, training and retaining employees places significant demands on our resources. There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market. If we are unable to hire and retain sufficient numbers of talented people, we might need to rely on subcontractors to fill certain of our labor needs, and costs for hiring subcontractors may be greater than those for our permanent employees. If we are not successful at attracting and retaining qualified employees in sufficient numbers to meet the demands of our business or utilizing our people effectively, then our ability to compete for and successfully complete work for our clients could be adversely affected.

Our results of operations could be affected by economic and political conditions in the markets in which we operate and the effects of these conditions on our clients’ businesses and levels of business activity.
      Global and regional economic and political conditions affect our clients’ businesses and the markets they serve. A significant or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery to our business may take longer to realize. The relatively small size of our Company and our limited cash balances may make it more difficult for us to withstand a prolonged economic downturn as compared to our larger competitors.

Our profitability could suffer if we are not able to maintain favorable pricing rates.
      Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer.
      The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	the use by our competitors and our clients of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions in the geographic areas in which we operate.

Our profitability could suffer if we are not able to maintain favorable utilization rates.
      The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, professional development and other non-chargeable activities.

Our profitability could suffer if we are not able to control our costs.
      Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. We may from time to time increase the number of our employees as we execute our strategies for growth, and we might not be able to manage a significantly larger and more diverse workforces, control our costs or improve our efficiency.

Our work with government clients exposes us to additional risks inherent in the government contracting process.
      Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•	Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in charges in scope or in termination of our projects.

•	Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the client finds that the costs are not reimbursable, then we will not be allowed to bill for such costs, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

•	Political and economic factors such as pending elections, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new government contracts signed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

      The occurrences or conditions described above could affect not only our business with the particular government agency involved, but also our business with other agencies of the same or other governmental entities. Additionally, because of their visibility and political nature, government projects may present a heightened risk to our reputation. Either of these could have a material adverse effect on our business or our results of operations.

Our global operations are subject to complex risks, some of which might be beyond our control.
      As of September 30, 2006, we had offices in 22 countries around the world. In fiscal 2006, approximately 55% of our revenues before reimbursements were attributable to our activities in the Americas, and 45% were attributable to our activities outside of the Americas.
      If we are unable to manage these risks of our global operations, our results of operations could be adversely affected. These risks include:

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates. Although we report our operating results in U.S. dollars, a significant percentage of our revenues before reimbursements is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other major currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency terms and could decrease the profitability of our contracts that are denominated in those currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

International hostilities, terrorist activities, natural disasters and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results. Acts of terrorist violence — such as those of recent years in the United States, Spain and England — armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events, could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan for and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against any or all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached. We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. Because we provide services to clients in more than 22 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption regulations, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

If we are unable to manage the organizational challenges associated with the expansion of our company, we might be unable to achieve our business objectives.
      Since 2003, we have almost doubled the size of our workforce so that we now have approximately 3,200 employees, located in more than 37 cities in 22 countries. In addition, since 2003 we have grown from 150 to 2,000 professionals contracted from Accenture as part of our global delivery network. Although we have altered our management processes to keep pace with our geographical and workforce expansion, the pace of our growth presents significant management and organizational challenges. Our plans call for the continued expansion of our workforce, through hiring a significant number of new employees directly and/or through the acquisition of existing businesses. Integrating large numbers of new employees, regardless of how we hire them, may present challenges, and it may take significant periods of time for new employees to develop the knowledge, skills or experience that our business model requires. In addition, we have relatively limited experience with acquisitions, which may increase the risk that we may not successfully integrate acquired businesses and the related new employees into our operations. Furthermore, if we continue to grow at our current pace, it could become increasingly difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Similarly, it could become increasingly difficult to maintain common standards across an expanding enterprise or to effectively institutionalize our know-how. Finally, as we expand the size and scope of our operations, the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose the company to unacceptable business risks increases, despite our efforts to maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our expanding enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.
      If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot meet our contractual obligations to provide solutions and services and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability and our business could be adversely affected.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.
      We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include time-and-materials pricing, fixed-price pricing and contracts with features of both of these pricing models. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate or used ineffectively. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. There is a risk that we will under price our contracts or fail to accurately estimate the costs of performing the work. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings in connection with the performance of this work, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.
      Our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. A majority of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant penalty. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract, cancel or delay such additional planned work. Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in client strategies or the economy generally. When contracts are terminated, cancelled or delayed, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected.

If we are unable to collect our receivables our results of operations could be adversely affected.
      Our business depends on our ability to successfully obtain payment from our clients on the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We also maintain reserves for uncollectible receivables. However, there is no guarantee that we will accurately assess the creditworthiness of our clients, and actual default rates on receivables could differ from those that we currently anticipate and as a result, we might need to adjust our reserves for uncollectible receivables.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.
      Increasingly large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements.

We have only a limited ability to protect our intellectual property rights, which are important to our success.
      Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.
      Depending on the circumstances, we could be required to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do, in which case we would seek to cross-license the use of the intellectual property. However, in certain situations, we forego rights to the use of intellectual property we help create, which limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our services or solutions could infringe upon the intellectual property rights of others, which could result in legal liability, reduced operating income and/or have a materially adverse affect on our ability to operate in the future.
      We cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. Historically in a number of our contracts, we have agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on terms acceptable to us. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages. If a claim against us for infringement is successful or if we fail to develop non-infringing technology or license the proprietary rights we require on a timely basis, our ability to use certain technologies, products, services and brand names may be limited, and our business may be harmed.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of the value of our stock.
      Our quarterly revenue and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in the value of our stock, which is based in part on management projections of future results. We are a professional services organization and a major portion of our revenue is based on the number of hours billed by our employees and their hourly billing rates. Companies like ours experience variations in profits during the year. There are many reasons for these variations, but they can generally be attributed to the fact that our business is dependent on the decisions and actions of our clients. For example, a client could delay or cancel a project because that client’s business is experiencing financial problems. When this happens, it could reduce, eliminate or delay our expected revenue, and we could lose the money that we have spent to obtain or staff the project. Also, the mix of client projects, the personnel required, and their applicable billing rates will affect results of our business in a meaningful way.
Risks That Relate to Our Relationships with Accenture, Microsoft and Their Related Entities

Loss of our significant corporate relationships could reduce our revenue and growth prospects.
      We are a majority-owned subsidiary of Accenture and a strategic partner of Microsoft. These relationships enable us to increase revenue by providing us additional access to clients and marketing exposure, expanding our sales coverage, increasing the training of our employees and developing and co-branding offerings that respond to client demand. The loss of either of these relationships would adversely affect our business by decreasing our revenue and growth prospects. Policy changes, including, without limitation, undertaking mergers, acquisitions and other business combinations involving either of these entities, could result in changes in the degree to which they cooperate with us in business development.

Because we are controlled by Accenture, we have limited ability to set our own independent strategies, and our business strategy and direction may be dictated by Accenture’s overall business strategy.
      As of December 4, 2006, Accenture was the beneficial owner of approximately 79.3% of our outstanding Convertible Series A Preferred Stock, which, together with the 100 shares of common stock owned by Accenture, equates to 62.0% of our shares of common stock on a fully diluted basis. As such, and according to the terms of the Third Amended and Restated Contribution and Stockholders Agreement, dated as of

February 14, 2005, Accenture is permitted to select up to four members of our Board of Directors. Our bylaws provide that the number of members of the board is set by resolution of the Board of Directors. Currently, there are six members of the Board of Directors. This enables Accenture, without the consent of the other stockholders, to:

•	control our management and policies; and

•	determine the outcome of most corporate transactions or other matters submitted to the Board of Directors for approval, including mergers or acquisitions less than $100,000.

We rely on Accenture as a primary source of our liquidity and the loss of that liquidity could have a material adverse impact on our ability to fund our cash needs.
      Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture, which is available for short-term working capital purposes. This line of credit has no specific due date and Accenture is under no obligation to provide it. Accenture can terminate our ability to draw down on this line of credit at any time and without notice. Termination of this line of credit could restrict our ability to fund our cash needs.

We rely on Accenture for the majority of our revenue. The loss of that revenue would have a significant adverse impact on our results of operations and may affect our ability to continue to operate.
      For the year ended September 30, 2006, approximately 67% of our revenues before reimbursements came directly from Accenture, primarily from serving as a subcontractor to Accenture on its engagements with the end client. In addition, we also benefit indirectly from Accenture lead generation and opportunity development. Our success and growth depends, in part, on continuing to benefit from that relationship. As a result, we are subject to a number of risks, including:

•	changes in economic conditions may decrease the demand from Accenture for our services;

•	a lack of any contractual obligation by Accenture to continue using our services, which allows Accenture to decrease or stop its use of our services at any time without penalty;

•	certain internal Accenture practices are currently in place that encourage the use of our services, and these practices may be changed or modified; and

•	we may be incurring lower sales and marketing costs due to our relationships with Accenture and Microsoft. In the absence of such relationship, sales and marketing costs could be higher.

Our global delivery network relies on Accenture, and the loss of that network would increase our operating expenses.
      Our global delivery network capabilities rely on Accenture for the people and infrastructure to support our offshore work. As a result, we are subject to a number of risks, including:

•	the termination or material modification of this relationship at any time on short notice by Accenture; and

•	efforts to recruit and retain personnel may be compromised by the individuals not having a direct employment relationship with us.

Microsoft has certain minority rights, and may exercise those rights to protect its own interests which may not align with our own.
      As of December 4, 2006, Microsoft was the beneficial owner of approximately 20.7% of our outstanding Convertible Series A Preferred Stock, which equates to 16.2% of our shares of common stock on a fully diluted basis. According to the terms of the Third Amended and Restated Contribution and Stockholders Agreement, dated as of February 14, 2005, Microsoft has certain minority holder rights, including the right to designate one member of the Board of Directors and to appoint up to two persons to attend meetings as non-voting observers. See Item 13, “Certain Relationships and Related Transactions” for further details of Microsoft’s minority rights. That agreement enables Microsoft, despite the consent of the other stockholders, to prevent:

•	the issuance of equity in the Company to certain competitors of Microsoft;

•	the acquisition or disposition of assets in excess of $100,000; and

•	certain business activities identified in the Third Amended and Restated Contribution and Stockholders Agreement, including limiting our ability to enter into a line of business not related to Microsoft technology.

We are committed to using Microsoft-related technologies, and our inability to use those technologies would adversely impact our results of operations.
      We are committed to using Microsoft-based technologies as the basis of our services. As a result, we are subject to a number of risks, including:

•	general acceptance of competitive products may put us at a competitive disadvantage to other consulting companies that are able to focus on such non-Microsoft-based technology;

•	our business is dependent, in part, upon continued growth in the use of Microsoft-based technology by our clients and prospective clients and this demand for Microsoft-based technologies may grow at a reduced rate or decrease, thus reducing the market for our services;

•	we may be perceived as having a narrow focus that may limit our ability to attract new clients;

•	Microsoft may acquire or significantly grow its own consulting capacity that directly competes with us; and

•	we have access to certain Microsoft assets and information and loss of that access could negatively impact to our business.
Risks that Relate to Our Employee Put Options

All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.
      All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights of the holder that compel the purchase of the stock by the Company at the fair value. We do not currently have sufficient historical information to use as a basis to estimate the probable impact of these put rights on our liquidity. The current redemption value of common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises, which are recorded as temporary equity as services are rendered, is approximately $124,000. The exercise of a substantial number of these put rights over a short period of time could have a significant material adverse effect on our liquidity because our available working capital is not adequate to fund the obligation and cover our operating expenses and other cash requirements. For additional information, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”

ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None
ITEM 2.     PROPERTIES
      We have offices in more than 37 cities in 22 countries around the world. We do not own any material real property. Substantially all of our office space is leased under month-to-month and long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
ITEM 3.     LEGAL PROCEEDINGS
      We are involved in a number of judicial and arbitration proceedings concerning matters in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations, financial condition.
      We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
      No matters were submitted to a vote of security holders of Avanade Inc. during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      There is no public market for our common stock, preferred stock or stock options. Our shares of common stock are not listed on any exchange and we expect that the restriction on transferability will preclude our common stock from being quoted by any securities dealer or traded in any market inclusive of the over-the-counter market. Notwithstanding the foregoing, the shares are subject to certain repurchase requirements as more fully described below in Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Stock and Put Rights.”
      As of December 4, 2006, there were approximately 249 holders of record of our common stock. We have not paid any cash dividends on our common equity during the two most recent fiscal years and do not intend to pay any cash dividends in the foreseeable future.
      Information required by this item regarding securities authorized for issuance under our equity compensation plans can be found in Item 12 of this 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Recent Sales of Unregistered Securities
      During the fourth quarter of fiscal 2006 the Company issued 477,701 shares of common stock to employees and recently terminated employees for proceeds of $1,161,925 upon the exercise of options held by them. In each case, the issuance was effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the rules promulgated thereunder and/or Rule 701 promulgated under the Securities Act.
Purchases of Common Shares
      The following table provides information relating to the Company’s purchases of its common shares for the fourth quarter of fiscal 2006.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
	Total Number of	Average	Part of Publicly	Publicly
	Shares Purchased	Price Paid	Announced Plans or	Announced Plans
Period	(1)	per Share	Programs	or Programs

July 1, 2006—July 31, 2006	1,463,733	$6.70	—	—
August 1, 2006—August 31, 2006	6,382	$6.91	—	—
September 1, 2006—September 30, 2006	16,885	$6.91	—	—

Total	1,487,000	$6.70

(1)	During the fourth quarter of fiscal 2006, the Company purchased 1,487,000 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 35,386 shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans. 1,451,614 of these shares were purchased by the Company as a result of the Company exercising its right to call shares, or the shareholder exercising his or her right to put shares, under the Company’s equity share plans.

ITEM 6.     SELECTED FINANCIAL DATA
      The data as of September 30, 2006 and 2005 and for the years ended September 30, 2006, 2005 and 2004 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of September 30, 2004, 2003 and 2002 and for the years ended September 30, 2003 and 2002 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended September 30,

	2006(1)	2005	2004	2003	2002

	(in thousands)
Income Statement Data:
Revenues:
Revenues before reimbursements:
Related parties	$354,566	$288,368	$186,808	$106,528	$70,873
Other	129,298	98,946	90,738	65,983	50,289

	483,864	387,314	277,546	172,511	121,162
Reimbursements:
Related parties	19,747	18,064	12,383	8,135	8,312
Other	14,195	16,933	9,100	8,173	4,454

	33,942	34,997	21,483	16,308	12,766

Revenues	$517,806	$422,311	$299,029	$188,819	$133,928

Operating expenses	$463,288	$375,349	$273,857	$190,043	$183,807

Income (loss) from continuing operations before income taxes	$56,598	$43,542	$24,226	$(842)	$(48,886)
Provision for income taxes	9,888	12,270	7,688	838	22
Income (loss) from discontinued operations including tax expense of zero, $2, $33, $70, and $1, respectively	—	140	(2,085)	(1,134)	(2,417)

Net income (loss)	$46,710	$31,412	$14,453	$(2,814)	$(51,325)

(1)	Includes the impact of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For additional information, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

	As of September 30,

	2006	2005	2004	2003	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,898	$55,256	$18,630	$12,998	$24,971
Working capital	121,062	79,253	43,758	30,186	26,236
Total assets	240,857	179,474	137,470	93,297	77,884
Long-term debt, net of current portion	—	—	—	9,938	—
Shareholders’ equity	25,627	29,655	21,215	31,251	38,398

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
      We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a minority shareholder, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period that ended on September 30, 2006. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.
Overview
      Our revenues are driven by our ability to continuously generate new opportunities, the prices we obtain for our services and the size and utilization of our professional workforce. Our ability to add value to clients and therefore drive revenues depends, in part, on our ability to deliver innovative solutions and to deploy skilled individuals or teams of professionals quickly. Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs, and costs of hardware and software.
      Our results of operations are affected by the economic conditions, levels of business activity and rates of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending of our clients, particularly as it relates to Microsoft enterprise technology. Finally, our ability to increase revenue is affected in part by changing conditions and delivery approaches and trends within the technology services industry.
      We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture primarily come from serving as a subcontractor to Accenture on its engagements with its end clients. Revenues from Microsoft also come from serving as a subcontractor to Microsoft on its engagements with its end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and with Microsoft:

	Year Ended
	September 30,

	2006	2005	2004

Revenues before reimbursements:
Accenture	67%	67%	56%
Microsoft	6%	8%	11%
      Revenues before reimbursements for fiscal 2006 were $483,864, compared with $387,314 for fiscal 2005, an increase of 25% in U.S. dollars and 26% in local currency terms. Revenues before reimbursements for the fourth quarter of fiscal 2006 were $135,605, compared with $104,562 for the fourth quarter of fiscal 2005, an increase of 30% in U.S. dollars and an increase of 27% in local currency terms.
      As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the fourth quarter of fiscal 2006, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in fiscal 2007, our U.S. dollar revenue growth may be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency.

      We are experiencing ongoing pricing pressures from competitors as well as from clients facing pressure to control costs. Consolidation among our competitors continues, which affects our revenues and operating margins. Software and hardware companies are expanding their offerings to include consulting services that directly compete with ours, which also can affect our revenues and operating margins. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry is a source of pressure on our revenues and operating margins.
      The primary categories of operating expenses include cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of consulting personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our personnel. Utilization represents the percentage of our professionals’ time spent on billable work. Selling expense is driven primarily by personnel costs and business-development activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and professional fees, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include restructuring and asset impairment costs incurred related to our global consolidation of office space.
      Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for our employee stock options and share purchase rights. Had we expensed employee stock options for the year ended September 30, 2005, we estimate that share-based compensation expense would have increased by $9,862. For additional information, see Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
      Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements for the year ended September 30, 2006 was 31.6%, compared with 32.2% for the same periods in fiscal 2005.
      The decrease in the annual gross margin as a percentage of revenues before reimbursements was primarily due to higher research and innovation costs and an increase in share-based compensation as a result of the adoption of SFAS No. 123R, partially offset by a reduction in headcount costs as a percentage of revenue before reimbursements.
      Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand of our services, as payroll costs are the most significant portion of our operating expenses.
      Our employee headcount increased to approximately 3,200 at September 30, 2006, from approximately 2,600 at September 30, 2005. Annualized attrition associated with these employees for the year ended September 30, 2006 was 20.2%, excluding involuntary terminations, compared to 18.5% for the same period in fiscal 2005. Additionally, as of the end of fiscal 2006 and 2005, we had approximately 2,000 and 1,100 professionals, respectively, who were contracted from Accenture as part of the global delivery network we use to provide our solutions and capabilities. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to those needed to meet current and projected future demands, and to replace departing employees. We also continue to expand our global sourcing approach, which includes expanding our network of delivery centers and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition and if we do not effectively utilize and assimilate substantial numbers of new employees into our workforce.

      Selling, general and administrative costs remained flat as a percentage of revenues before reimbursements at 20% in fiscal 2006 compared with fiscal 2005.
      Operating income as a percentage of revenues before reimbursements decreased to 11.3% for the year ended September 30, 2006 from 12.1% for the year ended September 30, 2005. The decrease in operating income as a percentage of revenues before reimbursements for the year ended September 30, 2006 was primarily due to higher research and innovation costs and an increase share-based compensation as a result of the adoption of SFAS No. 123R, partially offset by a decrease in headcount related costs as a percentage of revenues before reimbursements. Had we expensed employee stock options for the year ended September 30, 2005, in accordance with SFAS No. 123R, we estimate that operating income as a percentage of revenues before reimbursements for the year ended September 30, 2005 would have decreased by 2.5 percentage points.
Critical Accounting Policies and Estimates
      The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, share-based compensation and redeemable common stock and employee put options.
Revenue Recognition
      We recognize revenues from contracts for services on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheet. Approximately 93% of the Company’s revenue contracts are time and materials arrangements and the remainder are fixed-fee arrangements.
      In limited instances when we sell software and/or hardware in conjunction with services, revenues are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force Abstracts Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues recognized in excess of billings are recorded as unbilled services. If the fair value of the undelivered element(s) within a multiple elements contract cannot be determined, revenue is deferred until revenues from all elements can be determined. Multiple element contracts are an immaterial portion of our revenues.

      The Company follows EITF No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The majority of the Company’s revenue contracts are recorded on the gross basis pursuant to the guidance in EITF 99-19.
      Client prepayments (even if nonrefundable) are deferred (i.e., classified as a liability) and recognized over future periods as services are delivered or performed.
      Our revenues are affected by the number of work days in the fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, we typically have approximately five to ten percent more work days in our second and third quarters than in our first and fourth quarters.
      Reimbursements, including those relating to travel and out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resale, are included in revenues, and an equivalent amount of reimbursable expenses is included in Cost of services.
Income Taxes
      Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.
      We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal 2006 was 17.5%, compared with 28.2% for fiscal 2005. The decrease in the effective tax rate was the result of benefits related to recognition of the future benefits of certain deferred tax assets. For additional information, refer to Footnote 5 (Income Taxes) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”
      Deferred tax assets, primarily net operating loss carryforwards and deferred tax liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which carryforwards and temporary differences are expected to be recovered or settled. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2006, a $72,676 valuation allowance exists related to continuing operations based on the Company’s evaluation of the likelihood of future taxable income against which those assets may be realized. The Company’s evaluation that realization is not “more likely than not” is based on the Company’s short earnings history and the significant level of initial years’ cumulative unutilized net operating losses in the jurisdictions where a valuation allowance exists and significant future tax deductions for anticipated stock option exercises in certain jurisdictions.
      No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
      As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate result may be that the Company owes additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.
Share-Based Compensation
      Avanade has two stock option plans that provide for the grant of shares of common stock in the form of options or equity-related awards. Under the terms of the plans, we are required to determine the fair value of the Company’s common stock semi-annually as of each March 31 and September 30. In addition, under the authority of our Board of Directors (the “Board”), we have elected to perform quarterly valuations as of December 31 and June 30 annually. Determining the fair value involves judgment. In the course of determining fair value, we rely upon prospective financial information based on management’s projections of future operating results and other information from various public, financial and industry sources. In addition, independent, third-party business valuation professionals are used to determine the estimated fair value of the total equity of the Company based on management projections of future operating results and other information. The total equity consists of 100% of the stockholder’s equity, including both the preferred and common stock. Currently, there are 18,563,892 outstanding options to purchase the Company’s common stock. We do not intend to grant any additional options to purchase shares of our common stock in the future.
      In June 2006, the Company adopted the Avanade Inc. Long-Term Incentive Plan (the “AVU Plan”). Awards under the AVU Plan are granted in the form of Avanade Valuation Units (“AVUs”), each of which is based on a value (the “Base Value”) determined by the Board or the Compensation Committee as of the date of grant. AVUs vest according to a schedule determined by the Compensation Committee as of the date of grant pursuant to the terms of the AVU Plan and are settled in cash based on the difference between the fair value of the Company’s common stock at the vesting date and the Base Value of the AVU. The AVU Plan provides that the Company’s aggregate payment of AVUs that vest in any calendar year cannot exceed twelve percent of the Company’s operating income unreduced by AVU expenses. The AVU Plan will terminate on June 19, 2016, unless earlier terminated by the Board. For additional information, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”
      Prior to October 1, 2005, we elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and apply Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans. Accordingly, employee share-based compensation expense was recognized based on the intrinsic value of the stock option on the date of grant. We have not granted equity instruments in exchange for goods or services to non-employees.
      On October 1, 2005, we adopted the provisions of SFAS No. 123R using the modified prospective method. For additional information, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”
Redeemable Common Stock and Employee Put Rights
      Holders of the Company’s common stock issued upon exercise of options granted under our stock option plans have certain put rights that, under certain circumstances and conditions, require the Company to purchase certain shares of such stock at fair value. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable Common Stock and Employee Stock Options on our Consolidated Balance Sheets, and totaled $123,964 and $75,380 as of September 30, 2006 and 2005, respectively. We do not currently have sufficient historical information to use as a basis to estimate the probable future impact of these rights on our liquidity. For additional information, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”
      Vested shares of common stock issued under our option plans are classified as redeemable instruments and are recorded at the current fair value on our Consolidated Balance Sheets, while options issued under our option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as services are rendered. The current fair value is determined by the Board on the basis of the semi-annual business valuation prepared by independent, third-party business valuation professionals pursuant to the terms of our option plans. The total of the fair value of the vested common stock and the intrinsic value of the options represents the estimated cash outlay required to satisfy put options outstanding, which are recorded as temporary equity as services are rendered. Prior to the adoption of SFAS No. 123R, the intrinsic value of options held by employees was recorded as temporary equity as the options vested. Effective with the adoption of SFAS No. 123R, the intrinsic value of employee options has been recorded so as to be consistent with the pattern by which the related compensation cost is recorded. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital.
Revenues by Segment/ Geographic Business Area
      Our three reportable operating segments are our geographic business areas: the Americas, Europe and Asia Pacific. We manage our segments on the basis of revenues before reimbursements because we believe they are a better indicator of segment performance than revenues. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the geographic areas served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to an increased need on behalf of some of our operating segments to tailor their workforces to the needs of local businesses. Local currency fluctuations also tend to affect our operating segments differently.
      Revenues before reimbursements for each of our operating segments for the fiscal years ended 2006 and 2005 were as follows:

					Percent of Total
					Revenues Before
					Reimbursements
				Percent	for the Year
	Year Ended		Percent	Increase/	Ended
	September 30,		Increase/	(Decrease)	September 30,
			(Decrease)	Local
	2006	2005	US$	Currencies	2006	2005

SEGMENT
Americas	$263,473	$199,791	32%	31%	55%	52%
Europe	190,446	164,301	16%	19%	39	42
Asia Pacific	33,233	25,707	29%	32%	7	7
Corporate and eliminations(1)	(3,288)	(2,485)	n/m	n/m	(1)	(1)

Total revenues before reimbursements	483,864	387,314	25%	26%	100%	100%

Reimbursements	33,942	34,997	(3)%	(3)%

Total revenues	$517,806	$422,311	23%	23%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

     The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	September 30,

	2006	2005	2004

United States	47%	47%	51%
United Kingdom	17%	22%	21%
Year Ended September 30, 2006 Compared to Year Ended September 30, 2005
Revenues
      Revenues increased 23%, or $95,495, to $517,806 in fiscal 2006, compared with fiscal 2005. Revenues before reimbursements for fiscal 2006 were $483,864, compared with $387,314 for fiscal 2005, an increase of $96,550 or 25%. This increase resulted primarily from growth in our business with Accenture and third-party clients. Accenture accounted for 67% of our revenues before reimbursements in both fiscal 2006 and fiscal 2005, while Microsoft accounted for 6% and 8% of our revenues before reimbursements in fiscal 2006 and fiscal 2005, respectively. No other client accounted for revenues in excess of 10% of our total revenues in fiscal 2006 and fiscal 2005.
      Our Americas segment achieved revenues before reimbursements of $263,473 in fiscal 2006, compared with $199,791 in fiscal 2005, an increase of 32% in U.S. dollars and 31% in local currency terms. This growth was largely driven by our business with Accenture and third-party clients, partially offset by a reduction in business with Microsoft in fiscal 2006, compared with fiscal 2005. Accenture accounted for 62% and 56% of the Americas revenues before reimbursements in fiscal 2006 and 2005, respectively, and Microsoft accounted for 8% and 13% of the Americas revenues before reimbursements in fiscal 2006 and 2005, respectively.
      Our Europe segment achieved revenues before reimbursements of $190,446 in fiscal 2006, compared with $164,301 in fiscal 2005, an increase of 16% in U.S. dollars and 19% in local currency terms. The increase was primarily driven by growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 77% and 81% of Europe’s revenues before reimbursements in fiscal 2006 and 2005, respectively, and Microsoft accounted for 3% and 2% of Europe’s revenues before reimbursements in fiscal 2006 and 2005, respectively.
      Our Asia Pacific segment achieved revenues before reimbursements of $33,233 in fiscal 2006, compared with $25,707 in fiscal 2005, an increase of 29% in U.S. dollars and 32% in local currency terms. The increase was primarily due to growth in our business with third-party clients, and to a lesser extent, growth in revenues from Microsoft and Accenture. Accenture accounted for 40% and 50% of Asia Pacific’s revenues before reimbursements in fiscal 2006 and 2005, respectively, and Microsoft accounted for 11% and 3% of Asia Pacific’s revenues before reimbursements in fiscal 2006 and 2005, respectively.
Operating Expenses
      Operating expenses were $463,288 in fiscal 2006, an increase of $87,939, or 23%, over fiscal 2005 and remained flat as a percentage of revenues at 89% in fiscal 2006, compared with fiscal 2005. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses were 89% and 88% in fiscal 2006 and 2005, respectively. Operating expenses for fiscal 2006 included share-based compensation expense of $5,977, or 1% of revenues before reimbursements, compared with share-based compensation expense of $1,610, or 0.4% of revenues before reimbursements, for fiscal 2005. Had we expensed employee stock options in accordance with SFAS No. 123R during fiscal 2005, we estimate that operating expenses would have included $11,472 in total share-based compensation expense, or 3% of revenues before reimbursements.

Cost of Services
      Cost of services was $364,899 in fiscal 2006, an increase of $67,466, or 23%, over fiscal 2005 and remained flat as a percentage of revenues at 70% in fiscal 2006, compared with fiscal 2005. Cost of services before reimbursable expenses was $330,957 in fiscal 2006, an increase of $68,521, or 26%, over fiscal 2005. Cost of services before reimbursable expenses as a percentage of revenues before reimbursements increased to 68.4% in fiscal 2006 compared with 67.8% in fiscal 2005. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) decreased to 31.6% of revenues before reimbursements in fiscal 2006 from 32.2% in fiscal 2005.
      The increase in Cost of services and decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher research and innovation costs and an increase in share-based compensation as a result of the adoption of SFAS No. 123R, partially offset by a decrease in headcount related costs as a percentage of revenues before reimbursements.

Selling, General and Administrative Costs
      Selling, general and administrative costs were $98,389 in fiscal 2006, an increase of $20,452, or 26%, over fiscal 2005 and remained flat as a percentage of revenues before reimbursements at 20% in fiscal 2006, compared with fiscal 2005.
Operating Income (loss)
      Operating income was $54,518 in fiscal 2006, an increase of $7,556, or 16%, over fiscal 2005. Operating income as a percentage of revenues before reimbursements was 11.3% and 12.1% in fiscal 2006 and fiscal 2005, respectively. The decrease in operating income as a percentage of revenues before reimbursements was primarily due to higher research and innovation costs and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R, partially offset by a decrease in headcount related costs as a percentage of revenues before reimbursements. Had we expensed employee stock options during fiscal 2005 in accordance with SFAS No. 123R, we estimate that operating income as a percentage of revenues before reimbursements for fiscal 2005 would have decreased by 2.5 percentage points.
      Operating income (loss) for each of the segments was as follows:

	Year Ended September 30,

			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$58,431	$31,860	$26,571
Europe	29,989	31,552	(1,563)
Asia Pacific	(1,127)	(1,430)	303
Corporate and eliminations	(32,775)	(15,020)	(17,755)

	$54,518	$46,962	$7,556

      The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 32% increase in revenues before reimbursements, improved gross margins and reduction in payroll-related costs as a percentage of revenues before reimbursements.

•	Europe operating income decreased primarily due to higher costs related to increased headcount, partially offset by reduced use of sub-contractors.

•	Asia Pacific operating loss was lower primarily due to improved gross margins in Japan and Australia, partially offset by higher costs related to increased headcount in Japan.

•	Corporate and eliminations increased primarily due to higher costs related to research and innovation activities, increased headcount and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R.
Other income (expense)
      Other income was $120 in fiscal 2006, compared with other expense of $3,785 in fiscal 2005, primarily due to losses on foreign currency forward contracts and the impact of foreign currency exchange rates on an intercompany loan in fiscal 2005 compared with fiscal 2006.

Provision for Income Taxes
      The effective tax rate for fiscal 2006 was 17.5% compared to 28.2% in fiscal 2005. The decrease in the effective tax rate was the result of benefits related to recognition of the future benefits of certain deferred tax assets.
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter ended September 30, 2006, the Company’s Board of Directors approved a domestic reinvestment plan as allowed by the AJCA with respect to un-repatriated foreign earnings. The Company repatriated $20,643 in foreign earnings during its fourth quarter ended September 30, 2006 under the AJCA. The Company’s tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA is $69, or 0.1% of pre-tax earnings.
Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
      Revenues before reimbursements for each of our operating segments for the fiscal years ended 2005 and 2004 were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
				Percent	for the Year
	Year Ended		Percent	Increase/	Ended
	September 30,		Increase/	(Decrease)	September 30,
			(Decrease)	Local
	2005	2004	US$	Currencies	2005	2004

SEGMENT
Americas	$199,791	$154,111	30%	30%	52%	55%
Europe	164,301	104,272	58%	51%	42	38
Asia Pacific	25,707	21,395	20%	14%	7	8
Corporate and eliminations(1)	(2,485)	(2,232)	n/m	n/m	(1)	(1)

Total revenues before reimbursements	387,314	277,546	40%	36%	100%	100%

Reimbursements	34,997	21,483	63%	60%

Total revenues	$422,311	$299,029	41%	38%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Revenues
      Revenues increased 41%, or $123,282, to $422,311 in fiscal 2005, compared with fiscal 2004. Revenues before reimbursements for fiscal 2005 were $387,314, compared with $277,546 in fiscal 2004, an increase of $109,768, or 40%. This increase resulted primarily from increased revenues from existing clients. Accenture accounted for 67% and 56% of our revenues before reimbursements in fiscal 2005 and fiscal 2004, respectively, while Microsoft accounted for 8% and 11% of our revenues before reimbursements in fiscal 2005 and fiscal 2004, respectively. No other client accounted for revenues in excess of 10% of our total revenues in fiscal 2005 and fiscal 2004.
      Our Americas segment achieved revenues before reimbursements of $199,791 in fiscal 2005, compared with $154,111 in fiscal 2004, an increase of 30% in both U.S. dollars and in local currency terms. This growth was largely driven by our business with Accenture, where revenues before reimbursements grew $42,956, or 62% in fiscal 2005, compared with fiscal 2004. Accenture accounted for 56% and 45% of the Americas revenues before reimbursements in fiscal 2005 and 2004, respectively, and Microsoft accounted for 13% and 18% of the Americas revenues before reimbursements in fiscal 2005 and 2004, respectively.
      Our Europe segment achieved revenues before reimbursements of $164,301 in fiscal 2005, compared with $104,272 in fiscal 2004, an increase of $60,029, or 58% in U.S. dollars and 51% in local currency terms. A key contributor to this growth was our business in the United Kingdom, primarily due to significant new contracts with Accenture, where revenues before reimbursements grew $28,726, or 61% in U.S. dollars in fiscal 2005, compared to fiscal 2004. Accenture accounted for 81% and 73% of Europe’s revenues before reimbursements in fiscal 2005 and 2004, respectively, and Microsoft accounted for 2% and 4% of Europe’s revenues before reimbursements in fiscal 2005 and 2004, respectively.
      Our Asia Pacific segment achieved revenues before reimbursements of $25,707 in fiscal 2005, compared with $21,395 in fiscal 2004, an increase of 20% in U.S. dollars and 14% in local currency terms. New clients in both Australia and Southeast Asia contributed equally to this increase. Accenture accounted for 50% and 42% of Asia Pacific’s revenues before reimbursements in fiscal 2005 and 2004, respectively, and Microsoft accounted for 3% and 4% of Asia Pacific’s revenues before reimbursements in fiscal 2005 and 2004, respectively.

Operating Expenses
      Operating expenses were $375,349 in fiscal 2005, an increase of $101,492, or 37%, over fiscal 2004. The increase was mainly driven by increased headcount, expanded use of subcontractors as part of our global delivery network to meet demand for services, and increased selling costs related to obtaining new clients. As a percentage of revenues before reimbursements, operating expenses before reimbursements were 88% and 91% in fiscal 2005 and 2004, respectively. This decline was due to improvements in selling, general and administrative costs as a percentage of revenues before reimbursements, partially offset by a decline in gross margin as a percentage of revenues before reimbursements.

Cost of Services
      Cost of services was $297,433 in fiscal 2005, an increase of $91,569, or 44%, over fiscal 2004, and increased as a percentage of revenues to 70% in fiscal 2005 from 69% in fiscal 2004. Cost of services before reimbursable expenses was $262,436 in fiscal 2005, an increase of $78,055, or 42%, over fiscal 2004. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements to 68% in fiscal 2005 from 66% in fiscal 2004. Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) decreased to 32.2% of revenues before reimbursements in fiscal 2005 from 33.6% in fiscal 2004.
      The increase in Cost of services and decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher costs related to our increased headcount in order to meet increased client demand, as well as an overall increase in employee compensation.

Selling, General and Administrative Costs
      Selling, general and administrative costs were $77,937 in fiscal 2005, an increase of $11,577, or 17%, over fiscal 2004. The increase was due primarily to hiring of additional business development and core services personnel, as well as compensation increases. As a percentage of revenues before reimbursements, selling, general and administrative costs decreased to 20% in fiscal 2005 from 24% in fiscal 2004. The decrease was due to a reduction in personnel costs and rent expenses as a percentage of revenues before reimbursements.

Restructuring and Asset Impairment Costs (Benefits)
      Restructuring benefits were $21 in fiscal 2005, compared to costs of $901 in fiscal 2004, due to immaterial changes in our lease estimates. There were no impairment costs incurred during fiscal 2005. Fiscal 2004 impairment costs in our Asia Pacific area were $732, and included $425 in write-downs of leasehold improvements as part of restructuring and a goodwill impairment of $307. These costs were unrelated to discontinued operations. See Footnote 2 (Restructuring Costs) and Footnote 4 (Business Combinations, Goodwill and Intangible Assets) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Operating Income (loss)
      Operating income was $46,962 in fiscal 2005, an increase of $21,790, or 87%, over fiscal 2004. Operating income as a percentage of revenues before reimbursements was 12.1% and 9.1% in fiscal 2005 and fiscal 2004, respectively. The increase in operating income was due to revenue increases and cost reductions, reflecting significant improvement across all segments.
      Operating income (loss) for each of the segments was as follows:

	Year Ended September 30,

			Increase
	2005	2004	(Decrease)

Operating income (loss):
Americas	$31,860	$27,208	$4,652
Europe	31,552	18,428	13,124
Asia Pacific	(1,430)	(5,803)	4,373
Corporate and eliminations	(15,020)	(14,661)	(359)

	$46,962	$25,172	$21,790

      The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to a 30% increase in revenues before reimbursements, improved profitability of our Canada business and improved gross margins.

•	The increase in the Europe segment reflected an increase in revenues before reimbursements in our business in the United Kingdom and improved gross margins.

•	Asia Pacific operating loss decreased due to a 20% increase in revenues before reimbursements and improved gross margins.

Other income (expense)
      Other expense was $3,785 in fiscal 2005, an increase of $3,527 over fiscal 2004. The increase was primarily due to losses on foreign currency forward contracts and the impact of foreign currency exchange rates on an intercompany loan.

Provision for Income Taxes
      The effective tax rate for fiscal 2005 and 2004 was 28.2% and 31.7%, respectively. The effective tax rate decreased in 2005 primarily due to increased profitability in the U.S. where net operating loss carryforwards, for which no deferred tax benefit was previously recognized, were utilized. The benefit for U.S. net operating loss carryforwards was partially offset by increasing profitability in the United Kingdom, Italy and the Netherlands where net operating losses have been fully utilized.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of September 30, 2006, there were no amounts outstanding on the line of credit. As of September 30, 2006 and 2005, cash and cash equivalents were $72,898 and $55,256, respectively. As of September 30, 2006 and September 30, 2005, we had working capital of $121,062 and $79,253, respectively.
      Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Year Ended September 30,

				2006 to
				2005
	2006	2005	2004	Change

Net cash provided by (used in):
Operating activities	$29,030	$59,364	$2,230	$(30,334)
Investing activities	(5,250)	(11,679)	(1,958)	6,429
Financing activities	(4,857)	(9,670)	4,627	4,813
Effect of exchange rate changes on cash and cash equivalents	(1,281)	(1,389)	733	108

Net increase in cash and cash equivalents	$17,642	$36,626	$5,632	$(18,984)

      Operating activities: The $30,334 decrease in cash provided in fiscal 2006 compared with fiscal 2005 was primarily due to higher unbilled services and receivable balances from related parties as a result of increased related party revenues during fiscal 2006, compared with fiscal 2005. The $57,134 increase in cash provided in fiscal 2005, compared with 2004 was primarily due to lower unbilled services and receivable balances from related parties and an increase in Net income.
      Investing activities: The $6,429 decrease in cash used in fiscal 2006 compared with fiscal 2005 was primarily due to the Company’s acquisition of a U.S. consulting business during fiscal 2005 and a reduction in capital expenditures during fiscal 2006, compared with fiscal 2005. The $9,721 increase in cash used in fiscal 2005, compared with fiscal 2004 was due to the acquisition of a U.S. consulting business, increased capital expenditures, and the absence of transfers in from restricted cash during fiscal 2005, compared with fiscal 2004. Movements in restricted cash are due to the restrictions imposed by certain government engagements and other lease arrangements being replaced by letters of credit. For more information on our business acquisitions, see Footnote 4 (Business Combinations, Goodwill and Intangible Assets) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
      Financing activities: The $4,813 decrease in cash used in fiscal 2006 compared with fiscal 2005 was due primarily to the repayment of a Microsoft note payable and a short-term borrowing arrangement with Accenture in fiscal 2005, and an increase in cash received for common stock issued under the Company’s employee share programs, partially offset by an increase in net purchases of common stock. The $14,297 increase in cash used in fiscal 2005, compared to cash provided in fiscal 2004 was due to the repayment of a Microsoft note payable and a short-term borrowing arrangement with Accenture in fiscal 2005, compared with fiscal 2004.

Borrowing Facilities
      We have a line of credit with Accenture that has an interest rate of LIBOR plus 0.15%. During fiscal 2004, we borrowed $5,000 under this line of credit. The $5,000 and related accrued interest was repaid to Accenture during April 2005.

Foreign Exchange Instruments
      In the normal course of business, the Company uses foreign currency contracts to manage its exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar, Australian dollar and Indian rupee. Historically, the Company has not held any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of September 30, 2006 and September 30, 2005. The changes in fair value of all derivatives are recognized in Other income (expense) on the Company’s Consolidated Income Statements under “Financial Statements and Supplementary Data.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, the Company enters into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Redeemable Common Stock and Employee Put Rights
      Holders of the Company’s common stock issued upon exercise of options granted under our stock option plans have certain put rights that, under certain circumstances and conditions, require the Company to purchase certain shares of such stock at fair value. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $123,964 and $75,380 as of September 30, 2006 and 2005, respectively. We do not currently have sufficient historical information to use as a basis to estimate the probable impact of these rights on our liquidity.
      During the 30 day period following the Semi-annual valuation approved by the Board effective May 17, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective July 3, 2006, of an aggregate of 1,451,614 shares of Avanade common stock at a price of $6.70 per share. The total cash outlay for these transactions was $9,726. The Company withheld $1,570 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. As of September 30, 2006, the aggregate amount of the Company sponsored loans outstanding was $653 plus accrued interest, which was secured by the pledge of 279,572 shares of common stock. For additional information about these put and call rights, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”
Subsequent Event
      During the 30-day period following the Semi-annual valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights as described above. This will result in the repurchase of an aggregate of 1,056,584 shares of Avanade common stock at a price of $7.96 per share. The Company estimates the total cash outlay for these transactions will be approximately $7,747 and is payable on December 13, 2006. Approximately $663 of the proceeds will be withheld for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. For additional information about these put and call rights, refer to Footnote 7 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplemental Data.”

Available Funds and Future Cash Flows
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
Obligations and Commitments
      As of September 30, 2006, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period

		Less than			More than
Contractual Cash Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating leases	$17,021	$4,320	$6,835	$2,377	$3,489
Other commitments	289	289	—	—	—

Total	$17,310	$4,609	$6,835	$2,377	$3,489

Off-Balance Sheet Arrangements
      We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, we were not aware of any obligations arising under such indemnification agreements that would require material payments.
Newly Issued Accounting Standards
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning October 1, 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
      We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward and/or option contracts, particularly with respect to the British pound, Euro, Canadian dollar, Australian dollar and Indian rupee. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
      We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of September 30, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $10,780, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $8,916. As of September 30, 2005, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $12,658, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $9,208.
Interest Rate Risk
      The interest rate risk associated with our borrowing and investing activities at September 30, 2006 is not material in relation to our consolidated financial position, results of operations, or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments since fiscal 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      See the index included on page F-1, Index to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Based on their evaluation as of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer of the Company have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
      There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
      Robert N. Frerichs, 54, has been director since 2004 and became Chairman of the Board in May 2006. Mr. Frerichs has been Chief Quality & Risk Officer at Accenture since September 2004. From November 2003 to September 2004, he was the chief operating officer of Accenture’s Communications & High Tech operating group. From August 2001 to November 2003, he led a team focused on large transactions for Accenture’s Communications & High Tech operating group. Prior to August 2001 he led Accenture’s Global Electronics and High Tech industry group. Mr. Frerichs was selected by Accenture to serve as a director.
      Pamela J. Craig, 49, has been director since February 2006. Ms. Craig has been the Chief Financial Officer at Accenture since October 31, 2006. Prior to that, she held various positions at Accenture, including Senior Vice President for Finance from March 2004 to October 2006 and group director of Accenture’s Global Business Operations and Services from July 2001 to March 2004. Before that, she held positions with Accenture’s Global Media & Entertainment Operating Unit, including Global Industry Director for Media & Entertainment. Ms. Craig was selected by Accenture to serve as a director.
      Karl-Heinz Flöther, 54, has been a director since May 2006. Mr. Flöther currently serves as the Group Chief Executive — Technology & Delivery for Accenture, a position he has held since May 2005. Prior to being appointed to this position, Mr. Flöther was the group chief executive of Accenture’s Financial Services operating group, a role he assumed in December 1999. He also served as a member of Accenture’s Board of Directors from June 2001 to February 2004. Mr. Flöther was selected by Accenture to serve as a director.
      Mitchell C. Hill, 48, has been Chief Executive Officer and a director since 2000. Mr. Hill has been our Chief Executive Officer since 2000. In July 2005, Accenture appointed Mr. Hill as its primary representative (which is an unpaid position) to facilitate the further development of the Accenture and Microsoft relationship.
      Basilio Rueda, 51, has been director since 2003. Mr. Rueda has been Senior Managing Director of Accenture’s Global Delivery Network at Accenture since 2004. In addition, since June 2005 he has been Accenture’s Chief Operations Officer of Systems Integration & Technology. He was the Managing Partner for Global Technology Solutions at Accenture from 2003 to 2004, and from November 2000 to April 2003 he was the managing partner for Coritel and BPM, Accenture subsidiaries in Spain for technology and outsourcing. Mr. Rueda was selected by Accenture to serve as a director.
      Simon Witts, 44, has been director since 2005. Mr. Witts has been employed by Microsoft since 1992 and is currently its Corporate Vice President of the Enterprise and Partner Group, a position he has held since 2003. He was the Vice President, Sales & Marketing Europe, Middle East & Africa for Microsoft from 2000 to 2003. Mr. Witts was selected to serve as a director by Microsoft.
Board Committees
      As of the date of this filing, our Board was comprised of six members and had two committees, the Audit Committee and Compensation Committee.
      According to the terms of our Employee Stock Option Plan, until the effective date of a qualified initial public offering, and so long as Microsoft and Accenture each continue to own Avanade stock that possesses at least 20% of the voting power of all outstanding securities of Avanade, the compensation committee will be comprised of one board member designated by Microsoft and one board member designated by Accenture.

Board Committee Composition
      As of the date of this filing, Ms. Craig and Mr. Frerichs serve on the Audit Committee and Messrs. Flöther and Witts serve on the Compensation Committee. The Board has determined it does not have an audit committee financial expert serving on the Audit Committee.
Executive Officers
      Mitchell C. Hill, see “— Directors” above.
      Howard Kilman, 54, has been with Avanade since 2000 and has been our General Manager, North America since September 2005. He was our Vice President and General Manager, U.S. since 2002 and was the General Manager of the U.S. Central Region from 2000 until 2002.
      Dennis Knapp, 47, has been our Chief Financial Officer since 2001. From 2000 to 2001, Mr. Knapp served as our Controller.
      Ashish Kumar, 41, has been our Chief Technology Officer since 2000.
      Adam Warby, 46, has been our Executive Vice President, Global Market Development since September 2005. Before that he was our Senior Vice President and General Manager of Americas since 2001 and from 2000 to 2001 he was Vice President Sales, Marketing and Alliances.
      Andrew White, 43, has been our General Manager, Europe since 2000.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the “Section 16(a) Reporting Persons”) pursuant to Section 16 of the Securities Exchange Act of 1934 and on representations made to us by our directors and executive officers, we believe that no such person failed to file any such report or report any such transaction on a timely basis during our last fiscal year, with the exception of Mr. Kumar (with respect to one report covering one transaction).
Code of Business Ethics
      We have adopted the Avanade Code of Business Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other finance organization employees. The finance code of ethics is publicly available on our website at www.avanade.com/about/invest.aspx, and as Exhibit 14.1 to this Annual Report on Form 10-K. If we make any substantive amendments to the Avanade Code of Business Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information about the Company’s executive and director compensation is incorporated by reference from the discussion under the heading “Compensation of Executive Officers and Directors,” “Reports of the Committees of the Board — Report of the Compensation Committee on Executive Compensation” and “Performance Graph” in our 2007 Information Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      The following table sets forth, as of December 4, 2006, the beneficial ownership of Avanade’s common stock for (i) each director of Avanade, (ii) each named executive officer, (iii) each person known to Avanade to be the beneficial owner of more than 5% of the common stock and (iv) the directors and executive officers of Avanade as a group. Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options that are currently exercisable or exercisable within 60 days. Except as indicated, all such interests are owned directly, and the person or entity has sole voting and investment power. The address for each director and executive officer is c/o Avanade Inc., 2211 Elliott Avenue, Suite 200, Seattle, Washington 98121.

	Convertible Series A
	Preferred Stock(1)		Common Stock(1)			Fully Diluted Basis

	Stock	% of Stock	Stock		% of Stock	Stock		% of Stock
Name and Address of	Beneficially	Beneficially	Beneficially		Beneficially	Beneficially		Beneficially
Beneficial Owner	Owned	Owned	Owned		Owned	Owned		Owned

Robert N. Frerichs	—	—	—		—	—		—
Pamela J. Craig	—	—	—		—	—		—
Karl-Heinz Flöther	—	—	—		—	—		—
Mitchell C. Hill	—	—	2,450,000	(2)	34.1	2,450,000	(2)	2.6
Basilio Rueda	—	—	—		—	—		—
Simon Witts	—	—	—		—	—		—
Howard Kilman	—	—	540,000	(3)	10.2	540,000	(3)	*
Ashish Kumar	—	—	500,000	(4)	9.5	500,000	(4)	*
Adam Warby	—	—	890,000	(5)	15.8	890,000	(5)	1.0
Andrew White	—	—	1,000,000	(6)	17.4	1,000,000	(6)	1.0
Accenture, 1661 Page Mill Road, Palo Alto, CA 94304	59,271,768	79.3	59,271,868	(7)	92.6	59,271,868	(7)	62.0
Microsoft, One Microsoft Way, Redmond, WA 98052	15,479,135	20.7	15,479,234	(8)	76.6	15,479,234	(8)	16.2
All directors and executive officers as a group (10 persons)	—	—	5,830,000	(9)	53.2	5,380,000	(9)	5.6

*	Less than 1%

(1)	For each person who owns options that are exercisable within 60 days or Convertible Series A preferred stock that is convertible within 60 days, the calculation of the percentage ownership assumes that only that person has exercised all of his options or converted his Convertible Series A preferred stock, and that no other person has exercised any outstanding options or converted any Convertible Series A preferred stock. If the Convertible Series A preferred stock were treated as converted to common shares, then all individual stockholders, excluding Microsoft and Accenture, would have less than 1%.

(2)	Includes 1,700,000 shares of common stock that may be acquired within 60 days upon the exercise of options. Shares are subject to a voting agreement requiring shares to be voted according to the vote of the Preferred stockholders.

(3)	Includes 340,000 shares of common stock that may be acquired within 60 days upon the exercise of options. Shares are subject to a voting agreement requiring shares to be voted according to the vote of the Preferred stockholders.

(4)	Includes 300,000 shares of common stock that may be acquired within 60 days upon the exercise of options. Shares are subject to a voting agreement requiring shares to be voted according to the vote of the Preferred stockholders.

(5)	Includes 690,000 shares of common stock that may be acquired within 60 days upon the exercise of options. Shares are subject to a voting agreement requiring shares to be voted according to the vote of the Preferred stockholders.

(6)	Includes 650,000 shares of common stock that may be acquired within 60 days upon the exercise of options. Shares are subject to a voting agreement requiring shares to be voted according to the vote of the Preferred stockholders.

(7)	Includes 51,000,000 shares of Convertible Series A preferred stock owned by Accenture LLP and 8,271,768 shares of Convertible Series A preferred stock owned by Accenture International SARL. Common stock and fully diluted shares also include 100 shares of common stock owned by Accenture LLP.

(8)	Includes 14,343,008 shares of Convertible Series A preferred stock owned by Microsoft AVN Holdings, Inc. and 1,136,127 shares of Convertible Series A preferred stock owned by Microsoft Corporation. Common stock and fully diluted shares also include 99 shares of common stock owned by Microsoft AVN Holdings, Inc.

(9)	Includes 3,680,000 shares of common stock that may be acquired within 60 days upon the exercise of options.
Securities Authorized for Issuance Under Equity Compensation Plans
      As of September 30, 2006, we had awards outstanding under two equity compensation plans. These plans include the Employee Stock Option Plan and the 2000 Stock Incentive Plan, both of which were approved by the stockholders in July 2000. The following table summarizes information as of September 30, 2006 with respect to our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares		for Future Issuance
	to be Issued	Weighted Average	(Excluding Shares
	Upon Exercise of	Exercise Price of	Reflected
Plan Category	Outstanding Options	Outstanding Options	in 1st Column)

Equity compensation plans not approved by shareholders:	N/A		N/A
Equity compensation plans approved by shareholders
Employee Stock Option Plan	11,804,475	$2.95	(1)
2000 Stock Incentive Plan	6,759,417	$2.51	(1)

Total	18,563,892	$2.79	6,160,922

(1)	The total number of shares remaining available for future issuance relate to a common pool of shares available for both the Employee Stock Option Pan and the 2000 Stock Incentive Plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Pursuant to an Employee Stockholders Agreement, dated as of August 4, 2000, by and among Avanade, Accenture, Microsoft, Mitchell C. Hill, Ashish Kumar, Joseph VanWinkle, Andrew White, Adam Warby, Howard Kilman, Dennis Knapp, and Harry Pitorak (collectively, the “Employees”), the Employees have agreed to vote all of their outstanding shares of common stock in the same proportion as how Accenture and Microsoft vote their shares of Series A Preferred Stock. In the event that either Accenture and/or Microsoft holding an aggregate of two-thirds or more of the outstanding capital stock of the Company (the “Transferring Stockholders”) elect to accept an offer to transfer a specified amount of their shares for cash or substantially all cash, then they have the right to require that all or any portion of the Employees include the same proportion of their Shares as the Transferring Stockholders in the sale. If the Transferring Stockholders decline to exercise their right to cause the Employees to sell, then one or more of the Employees have the right, at each of the options, to include the same proportion of their shares in the sale.
      In addition, employees and former employees of Avanade who exercise options to purchase common stock under the Avanade Inc. Employee Stock Option Plan or the Avanade Inc. 2000 Stock Incentive Plan sign a representation statement at the time of exercise, pursuant to which they agree to be bound by the same voting agreement as the Employees under certain circumstances.
      Pursuant to the Third Amended and Restated Contribution and Stockholders Agreement dated as of February 14, 2005 among Accenture, Accenture LLP, Accenture International SARL, Microsoft and Avanade (the “Contribution Agreement”), and until we complete an initial public offering of our common stock, Accenture has the right to designate four members of our board of directors (subject to limited approval rights of Microsoft) and Microsoft has the right to designate one member of our board of directors. The Microsoft designee is determined following consultations with Accenture. Microsoft also has the right to appoint up to two persons to attend meetings of our Board of Directors as non-voting observers. These two members are determined following consultation with Accenture. Additionally, the Contribution Agreement, among other things, requires us to obtain Microsoft’s approval of (i) the issuance by us or one of our subsidiaries of equity securities to a competitor of Microsoft; (ii) the acquisition or disposition of assets or securities of any third party in any transaction for consideration in excess of $100,000; (iii) our entry generally into any line of business or scope of business activity other than those set forth in the Contribution Agreement and any business activities reasonably related or ancillary thereto; (iv) any amendment or modification of our Certificate of Incorporation or Bylaws adversely affecting Microsoft relative to any other stockholder; (v) until the occurrence of specified events, any merger, consolidation or similar business combination of the Company with Accenture or one of its affiliates or with a competitor of Microsoft; and (vi) the repurchase or redemption of any of our equity from Accenture or one of its affiliates unless Microsoft has the right to participate in such repurchase or redemption on a pro rata basis.
      Related-party expenses include $30,331 in fiscal 2006, $15,785 in fiscal 2005 and $8,164 in fiscal 2004 for sub-contracting professional services expenses incurred with Accenture and Microsoft.
      The Company subleases its Seattle office space from Microsoft under an agreement that terminates in February 2009. During the year ended September 30, 2006, the Company incurred $1,781 in net rent expense under the Microsoft lease agreement (although the Company paid Microsoft a total of $2,476 under this lease agreement for the year ended September 30, 2006, (Accenture paid the Company $695 to sublease a portion of this office space during that time, effectively decreasing the Company’s rent expense under the Microsoft lease agreement to $1,781)). The Company subleases office space in the majority of its locations from Accenture under varying terms. Rent incurred on leases with related parties approximates market rates for similar leases.
      Accenture guaranteed the repayment of the Company’s $10,500 loan from Microsoft. During the year ended September 30, 2004, $328 of additional interest was recorded to adjust to a market rate of interest of prime plus 3%. This additional interest has been recorded as a capital contribution from Accenture.
      In February 15, 2005, the Company entered into a Letter of Agreement with Regency Capital Partners, LLC, obtaining the services of Mark Hill, the brother of the Company’s Chief Executive Officer, Mitchell C. Hill, to provide strategic business development services, including assisting the Company in developing business with certain California governmental agencies. Mark Hill was paid $7 per month for these services. This agreement was terminated by the Company as of June 30, 2006.
      In July 2005, Accenture appointed Mitchell C. Hill as its primary representative (which is an unpaid position) to facilitate the further development of the Accenture and Microsoft relationship.
      See Footnote 11 (Related-Party Balances and Transactions) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data,” for more detail regarding related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT AUDITOR’S FEES
      The following table describes fees for professional audit services rendered by KPMG LLP, Avanade Inc.’s principal accountant, for the audit of our annual financial statements as of and for the years ended September 30, 2006 and September 30, 2005, and fees for other services rendered by KPMG LLP during these periods.

	2006	2005

Audit Fees(1)	$1,527	$1,271
Audit Related Fees(2)	—	—
Tax Fees(3)	—	51
All Other Fees(4)	3	—

	$1,530	$1,322

(1)	Audit Fees, including those for statutory audits, include the aggregate fees during the fiscal year indicated for professional services rendered by KPMG for the audit of Avanade Inc.’s annual financial statements and review of Consolidated Financial Statements included in Avanade’s Forms 10-Q and Form 10-K.

(2)	Audit Related Fees include the aggregate fees during the fiscal year indicated for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of Avanade’s financial statements and not included in Audit Fees. Audit Related Fees also include fees for accounting advice and opinions related to various benefit plans, and fees for internal control documentation assistance.

(3)	Tax Fees include the aggregate fees during the fiscal year indicated for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning.

(4)	All Other Fees include the aggregate fees during the fiscal year indicated for products and services provided by KPMG LLP, other than the services reported above, including due diligence reviews.
PROCEDURES FOR AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSABLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR
      Pursuant to its charter, the Audit Committee of our Board of Directors of Avanade Inc. is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Avanade and its independent auditors. KPMG LLP’s engagement to conduct the audit of Avanade Inc. for fiscal year 2006 was approved by the Audit Committee on February 1, 2006. Additionally, each permissible audit and non-audit engagement or relationship between Avanade and KPMG LLP entered into since February 1, 2006 has been reviewed and approved by the Audit Committee, as provided in its charter.
      Avanade has been advised by KPMG LLP that a majority of the work done in conjunction with its 2006 audit of Avanade Inc.’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of KPMG LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) List of documents filed as part of this report:
1.                    Financial Statements as of September 30, 2006 and September 30, 2005 and for the three years ended September 30, 2006 — Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements
2.                    Financial Statement Schedules:

None
3.                    Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003(1)

3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003(1)

4.1	Employee Stockholders Agreement, dated as of August 4, 2000, by and among Avanade, Accenture, Microsoft and those parties listed on Attachment A thereunder(1)

4.2	Employee Stock Option Plan, as amended and restated on May 13, 2004(1)

4.3	Form of Investment Representation Statement(1)

4.4	2000 Stock Incentive Plan, as amended and restated on May 13, 2004(1)

4.5	Third Amended and Restated Contribution and Stockholders Agreement among Accenture LLP, Accenture Ltd, Accenture International SARL, Microsoft Corporation and Avanade Inc., dated February 14, 2005(1)

4.6	Stock Repurchase Agreement between Microsoft Corporation, Microsoft AVN Holdings, Inc. and Avanade Inc., dated as of December 21, 2001(1)

4.7	Stock Purchase Agreement between Microsoft Corporation, Microsoft AVN Holdings, Inc. and Accenture Ltd, dated as of December 21, 2001(1)

4.8	Stock Purchase Agreement between Microsoft Corporation and Avanade Inc., dated as of February 14, 2005(1)

4.9	Form of Early Exercise Notice and Stock Purchase Agreement(1)

4.10	Specimen Stock Certificate of Avanade Inc.(2)

10.1	Employment Agreement, dated as of August 4, 2000, between Avanade Inc. and Mitchell C. Hill(1)

10.2	Employment Agreement, dated as of November 9, 2001, between Avanade Inc. and Howard Kilman(1)

10.3	Employment Agreement, dated as of August 4, 2000, between Avanade Inc. and Ashish Kumar(1)

10.4	Employment Agreement, dated as of March 5, 2001, between Avanade Inc. and Adam Warby(1)

10.5	Employment Agreement, dated May 10, 2002, between Avanade UK and Andrew White(1)

10.6	Form of Avanade Inc. Financial Protection Policy(1)

10.7	Form of Avanade Inc. Business Protection Agreement(1)

10.8	Line of Credit Agreement, dated February 7, 2003, between Avanade Inc. and Accenture Finance GMBH(2)

10.9	Avanade Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 23, 2006)

10.10	Form of Avanade Valuation Unit Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed June 23, 2006)

Exhibit
Number	Description of Document

10.11	Form of Avanade Valuation Unit Grant Notice — Australia (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed June 23, 2006)

10.12	Form of Avanade Valuation Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 23, 2006)

14.1	Avanade Code of Business Ethics (filed herewith)

21.1	Subsidiaries of the Avande Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10, filed January 20, 2006.

(2)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10/ A, filed March 17, 2006

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2006	Avanade Inc.

By:	/s/ Mitchell C. Hill

Name: Mitchell C. Hill

Title:	Chief Executive Officer
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on December 12, 2006 by the following persons on behalf of the Registrant and in the capacities indicted:

Signature	Title

/s/ Robert N. Frerichs Robert N. Frerichs	Chairman of the Board

/s/ Mitchell C. Hill Mitchell C. Hill	Chief Executive Officer and Director (principal executive officer)

/s/ Karl-Heinz Flöther Karl-Heinz Flöther	Director

/s/ Basilio Rueda Basilio Rueda	Director

/s/ Simon Witts Simon Witts	Director

/s/ Pamela J. Craig Pamela J. Craig	Director

/s/ Dennis K. Knapp Dennis K. Knapp	Chief Financial Officer (principal financial officer and principal accounting officer)

AVANADE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Avanade Inc.:
      We have audited the accompanying consolidated balance sheets of Avanade Inc. and its subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avanade Inc. and its subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.
      As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based awards as of October 1, 2005.
/s/ KPMG LLP
Seattle, Washington
December 8, 2006

AVANADE INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,898	$55,256
Receivables from clients, net of allowances of $1,303 and $1,042, respectively	21,253	16,125
Due from related parties	55,426	43,433
Unbilled services to clients	21,256	14,421
Unbilled services to related parties	32,101	18,580
Deferred income taxes, net	1,394	450
Other current assets	6,116	4,647

Total current assets	210,444	152,912

NON-CURRENT ASSETS:
Restricted cash equivalents	222	278
Property and equipment, net of accumulated depreciation of $36,487 and $29,917, respectively	10,004	11,084
Goodwill	11,975	11,975
Other intangible assets, net of accumulated amortization of $4,250 and $3,091, respectively	1,281	2,440
Deferred income taxes, net	5,556	117
Other non-current assets	1,375	668

Total non-current assets	30,413	26,562

TOTAL ASSETS	$240,857	$179,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$9,999	$6,654
Accounts payable	14,204	12,748
Deferred revenues	3,009	2,737
Accrued payroll and related benefits	39,890	30,428
Accrued expenses	12,747	14,008
Income taxes payable	8,251	6,801
Other accrued liabilities	1,282	283

Total current liabilities	89,382	73,659

NON-CURRENT LIABILITIES	1,884	780

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	123,964	75,380

STOCKHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of September 30, 2006 and 2005, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of September 30, 2006 and September 30, 2005, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 4,244,536 and 2,891,313 shares outstanding as of September 30, 2006 and September 30, 2005, respectively	—	—
Additional paid-in-capital	178,128	226,654
Deferred share-based compensation	—	(1,728)
Notes receivable from exercise of stock options	(653)	—
Accumulated deficit	(154,363)	(201,073)
Accumulated other comprehensive income	2,508	5,795

Total stockholders’ equity	25,627	29,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,857	$179,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.
CONSOLIDATED INCOME STATEMENTS
For the Years Ended September 30, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	2006	2005	2004

REVENUES:
Revenues before reimbursements:
Related parties	$354,566	$288,368	$186,808
Other	129,298	98,946	90,738

	483,864	387,314	277,546

Reimbursements:
Related parties	19,747	18,064	12,383
Other	14,195	16,933	9,100

	33,942	34,997	21,483

Revenues	517,806	422,311	299,029

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	330,957	262,436	184,381
Reimbursable expenses	33,942	34,997	21,483

Cost of services	364,899	297,433	205,864
Selling, general and administrative costs	98,389	77,937	66,360
Restructuring and asset impairment (benefits) costs	—	(21)	1,633

Total operating expenses	463,288	375,349	273,857

OPERATING INCOME	54,518	46,962	25,172
Interest income	1,996	925	205
Interest expense	(36)	(560)	(893)
Other income (expense)	120	(3,785)	(258)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56,598	43,542	24,226
Provision for income taxes	9,888	12,270	7,688

INCOME FROM CONTINUING OPERATIONS	46,710	31,272	16,538
Income (loss) from discontinued operations, including tax expense of zero, $2 and $33, respectively	—	140	(2,085)

NET INCOME	$46,710	$31,412	$14,453

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.
CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Years Ended September 30, 2006, 2005 and 2004
(In thousands of U.S. dollars, except share amounts)

							Notes
	Convertible						Receivable
	Series A Preferred						from		Accumulated
	Stock		Common Stock		Additional	Deferred	Exercise of		Other	Total
					Paid-In	Share-Based	Stock	Accumulated	Comprehensive	Stockholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Compensation	Options	Deficit	Income	Equity

Balance as of September 30, 2003	$7	73,614,776	$—	2,389,053	$274,240	$(77)	$—	$(246,938)	$4,019	$31,251
Comprehensive Income:
Net income								14,453		14,453
Foreign currency translation adjustments									1,811	1,811

Comprehensive income										16,264
Accenture contribution					1,566					1,566
Change in redeemable common stock and options					(28,517)					(28,517)
Share-based compensation expense						252				252
Employee stock options granted					650	(650)				—
Exercise of stock options				256,211	399					399

Balance as of September 30, 2004	7	73,614,776	—	2,645,264	248,338	(475)	—	(232,485)	5,830	21,215
Comprehensive Income:
Net income								31,412		31,412
Foreign currency translation adjustments									(35)	(35)

Comprehensive income										31,377
Issuance of preferred stock		1,136,127			5,646					5,646
Accenture contribution					328					328
Change in redeemable common stock and options					(31,406)					(31,406)
Share-based compensation expense						1,570				1,570
Income tax benefit on share-based compensation plans					694					694
Employee stock options granted					3,063	(3,063)				—
Employee stock options forfeited					(240)	240				—
Exercise of stock options				314,448	606					606
Repurchase of common stock				(68,399)	(375)					(375)

Balance as of September 30, 2005	7	74,750,903	—	2,891,313	226,654	(1,728)	—	(201,073)	5,795	29,655
Comprehensive income:
Net income								46,710		46,710
Foreign currency translation adjustments									(3,287)	(3,287)

Comprehensive income										43,423
Income tax benefit on share-based compensation plans					644					644
Accenture contributions					5					5
Change in redeemable common stock and options					(48,584)					(48,584)
Share-based compensation expense					5,977					5,977
Effect of adoption of SFAS 123R					(1,728)	1,728				—
Issuance of common stock related to employee share programs				3,151,359	7,093		(2,121)			4,972
Purchases of common stock				(1,798,136)	(11,933)		1,570			(10,363)
Repayments of employee notes receivable							8			8
Interest on notes received from exercise of stock options							(110)			(110)

Balance as of September 30, 2006	$7	74,750,903	$—	4,244,536	$178,128	$—	$(653)	$(154,363)	$2,508	$25,627

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended September 30, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,710	$31,412	$14,453
Adjustments to reconcile Net income to net cash provided by operating activities—
Depreciation and amortization	7,543	6,808	8,384
Unrealized foreign currency (gain) loss on intercompany notes	(7,173)	1,498	—
Loss on disposal of property and equipment, net	58	6	278
Loss on impairment of assets	—	—	766
Deferred income tax (benefit) expense	(6,330)	291	(919)
Non-cash related party interest expense	—	484	841
Share-based compensation expense	5,977	1,570	252
Change in operating assets and liabilities, net of acquisitions:
Receivables from clients, net	(146)	(6,404)	(574)
Due from related parties	(9,702)	(2,778)	(25,536)
Unbilled services to clients	(6,660)	287	(3,410)
Unbilled services to related parties	(12,620)	7,621	(13,634)
Other current assets	(845)	(1,312)	95
Other non-current assets	(45)	241	289
Due to related parties	3,389	3,457	1,480
Accounts payable	(313)	3,597	445
Deferred revenues	84	(982)	2,467
Accrued payroll and related benefits	7,674	8,624	7,193
Accrued expenses	(1,778)	2,355	3,651
Income taxes payable	1,160	2,121	4,716
Other current liabilities	2,047	468	993

Net cash provided by operating activities	29,030	59,364	2,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2	10	71
Purchases of property and equipment	(5,359)	(7,098)	(3,853)
Purchase of businesses, net of cash acquired	—	(4,614)	278
Transfer from restricted cash equivalents	107	23	1,546

Net cash used in investing activities	(5,250)	(11,679)	(1,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(10,363)	(375)	—
Proceeds from the exercise of stock options	4,972	606	399
Repayments of employee notes receivable	8	—	—
Proceeds from short-term borrowing from related party	—	—	5,000
Repayment of short-term borrowing from related party	—	(5,000)	—
Payment of note payable to related party	—	(4,853)	—
Payment of capital lease obligations	(1)	(48)	(772)
Excess tax benefits from share-based payment arrangements	522	—	—
Capital contribution from Accenture	5	—	—

Net cash (used in) provided by financing activities	(4,857)	(9,670)	4,627

Effect of exchange rate changes on cash and cash equivalents	(1,281)	(1,389)	733

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,642	36,626	5,632
CASH AND CASH EQUIVALENTS, beginning of period	55,256	18,630	12,998

CASH AND CASH EQUIVALENTS, end of period	$72,898	$55,256	$18,630

Supplemental cash flow information:
Cash paid for interest	$36	$104	$27
Cash paid for income taxes	$13,585	$10,378	$3,912
Non-cash investing and financing activities:
Convertible Series A preferred stock issued to Microsoft for note payable	$—	$5,646	$—
Common stock issued upon exercise of employee stock options in exchange for notes receivable	$2,121	$—	$—
Capital contribution from Accenture	$—	$—	$1,130
The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
      Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (together, the “Company”) provides services focused on the design, development, integration, and deployment of business solutions on the Microsoft enterprise platform. The Company has a worldwide presence with operations and subsidiaries in the United States, Canada, United Kingdom, Spain, Italy, France, the Netherlands, Germany, Norway, Switzerland, Belgium, Denmark, Sweden, Finland, Australia, Japan, Singapore, Malaysia, Thailand, India, the Philippines and China.
      The Company is a consolidated subsidiary of Accenture Ltd (referred to herein, together with its affiliates as “Accenture”). Accenture owns approximately 75% of the Company’s outstanding stock as of September 30, 2006. Microsoft Corporation and its affiliates (collectively “Microsoft”) owns approximately 20% of the outstanding stock, and the balance is held by the Company’s employees as of September 30, 2006.
      The Company is subject to the risks and challenges associated with its state of development including dependence on related party revenues and financing and competition from larger consulting services companies which have greater financial and marketing resources. Management believes, based on the amount of cash on hand and cash expected to be generated from operations, that the Company will have sufficient funds to enable it to meet its cash requirements through the next twelve months, including those associated with the put provisions contained within its employee stock option plans. For information regarding the Company’s employee stock option plans, see Footnote 7 (Share-Based Compensation) to these Consolidated Financial Statements.
Principles of Consolidation
      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material account balances and transactions between the Company and its subsidiaries have been eliminated.
Revenue Recognition
      Revenues from contracts for services are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If estimates indicate that a contract loss will occur, a loss

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheets. Approximately 93% of the Company’s revenue contracts are time and materials arrangements and the remainder are fixed-fee arrangements.
      In limited instances where the Company sells software and/or hardware in conjunction with services, revenues are allocated based on the fair value of the elements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. If the fair value of the undelivered element(s) within a multiple elements contract cannot be determined, revenue is deferred until revenue from all elements can be determined. Multiple element contracts represent an immaterial portion of the Company’s revenues.
      The Company follows EITF No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The majority of the Company’s revenue contracts are recorded on the gross basis pursuant to the guidance in EITF 99-19.
      Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Revenues before reimbursements include the margin earned on sales of computer hardware and software. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.
Operating Expenses
      Selected components of operating expenses are as follows:

	Year Ended September 30,

	2006	2005	2004

Research and development costs	$11,568	$3,873	$2,590
Advertising costs	1,551	172	195
Translation of Non-U.S. Currency Amounts
      Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
      Foreign currency transaction gains (losses) are included in Other income (expense) and totaled $7,015, $(1,938), and $265 in fiscal 2006, 2005 and 2004, respectively.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
Cash and Cash Equivalents and Restricted Cash Equivalents
      Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. The amounts are recorded at cost, which approximates fair market value. As of September 30, 2006 and 2005, Restricted cash equivalents consisted of $222 and $278, respectively, and are in connection with lease obligations and certain government contracts.
Receivables from Clients, Net
      The Company carries its client receivables at their face amounts less an allowance for doubtful accounts and sales allowances. On a periodic basis, the Company evaluates its receivables and establishes its allowances based on historical experience, known troubled accounts and other available information.
Foreign Exchange Instruments
      In the normal course of business, the Company uses foreign currency forward contracts to manage its exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar, Australian dollar and Indian rupee. These instruments are generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, the Company enters into forward contracts that are of a longer-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. The financial instruments are recorded at estimated fair value or amounts that approximate fair value, with changes to fair value recorded in Other income (expense).
      The Company does not have any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended.
      Foreign currency forward contracts are recorded in the Consolidated Balance Sheets at fair value and marked to market through the Consolidated Income Statements in Other income (expense). The following table summarizes the fair value of the Company’s foreign currency forward contracts:

	September 30,

	2006	2005

Included in Other current assets	$1,476	$1,626
Included in Other current liabilities	53	2
      As of September 30, 2006 and 2005, Other current assets include $1,219 and $1,615, respectively, recorded for the fair value of foreign currency forward contracts to mitigate the Company’s exposure to changes in foreign currency exposure on a British pound-denominated inter-company note and related accrued interest between the Company and one of its subsidiaries. For the years ended September 30, 2006, 2005 and 2004, Other income (expense) includes $(6,936), $(2,033) and $(354), respectively, recorded for net losses on foreign currency forward contracts.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
Property and Equipment
      Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	Term of lease, 15 years maximum
      As of September 30, 2006 and 2005 the Company had unamortized internal use software costs of $842 and $1,742, respectively.
Long-Lived Assets
      Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.
Goodwill and Other Intangible Assets
      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
      Intangible assets amortization is computed on a straight-line basis over the estimated useful lives of the related assets ranging from 1 to 20 years.
Share-Based Compensation Awards
      On October 1, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) to record compensation expense for its employee stock options and share purchase rights. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25, in accounting for its employee stock options and share purchase rights. For information regarding share-based compensation, see Footnote 7 (Share-Based Compensation) to these Consolidated Financial Statements.
Income Taxes
      Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
      The tax provision for interim periods is determined using the Company’s best estimate of the effective tax rate, by jurisdiction, expected to be applicable for the full fiscal year. The rate so determined is applied to the year-to-date net income at the end of each interim period. The interim period tax expense is the difference between the amount so computed and the amounts reported for previous interim periods of the fiscal year.
Accumulated Other Comprehensive Income
      Accumulated other comprehensive income consisted of foreign currency translation adjustments for all periods presented.
Comprehensive Income
      Comprehensive income was $43,423, $31,377 and $16,264 for the years ended September 30, 2006, 2005 and 2004, respectively.
Use of Estimates
      The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best judgment and knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the estimates.
Reclassifications
      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2006 presentation.
Certain Concentrations

Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of its holdings of cash, short-term investments and derivatives. The Company’s credit risk is managed by investing in cash and short-term investments in high-quality money market instruments and securities of the U.S. Government and its agencies and high-quality corporate issuers. The Company also monitors the stability of the financial institutions used, including those used as a counter-party for derivatives and diversification of its financial resources.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Company regularly invests funds in excess of its needs in money market instruments. These instruments are generally uninsured and subject to investment risk. Included in Cash and cash equivalents and Restricted cash equivalents were amounts held in money market instruments totaling $55,761 and $37,521 as of September 30, 2006 and 2005, respectively.

Clients
      For the years ended September 30, 2006, 2005 and 2004, 73%, 75% and 67%, respectively, of the Company’s revenues before reimbursements was derived from subcontracts with Accenture and Microsoft.

Services
      The Company is committed to using Microsoft-based technologies as the basis of its services. As a result, the Company is subject to a number of risks, including the risk that general acceptance of competitive products may put it at a competitive disadvantage to other consulting companies that are able to focus on such non-Microsoft-based technology. The Company is dependent, in part, upon continued growth in the use of Microsoft-based technology by its clients and prospective clients and this demand for Microsoft-based technologies may grow at a reduced rate or decrease, thus reducing the market for its services. The Company may be subject to a perceived narrow focus that may limit its ability to attract new clients. The Company has access to certain Microsoft assets and information and loss of that access could result in a negative impact to its business.
Newly Issued Accounting Standards
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Consolidated Financial Statements.

2.	RESTRUCTURING COSTS
      During the years ended September 30, 2005 and 2004, the Company recognized restructuring costs (benefits) of $(21) and $901, respectively, for leased facilities that are no longer required in current operations and were therefore closed or abandoned. The restructuring costs were primarily for facilities located in Australia and France. In connection with these closed and abandoned facilities, the Company recorded asset impairment charges primarily related to leasehold improvements of zero and $459 for the years ended September 30, 2005 and 2004, respectively. All restructuring expenses and related asset impairment charges were recognized in the Consolidated Income Statements in Restructuring and asset impairment costs (benefits) along with other asset impairment charges that were unrelated to restructuring efforts.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      During the year ended September 30, 2004, the Company subleased an abandoned and closed facility to Accenture. The Company recorded a capital contribution and corresponding reduction in accrued facilities costs of $1,015, representing the excess of sublease revenue to be received from Accenture over prevailing market rates for the remaining lease term.
      The Company’s restructuring activity is summarized as follows:

	Year Ended
	September 30,

	2006	2005

Restructuring liability balance, beginning of the period	$887	$1,791
Payments made and other(1)	(598)	(904)

Restructuring liability balance, end of the period	$289	$887

(1)	Other represents imputed interest, immaterial changes in lease estimates and foreign currency translation.
     As of September 30, 2006 and 2005, restructuring liabilities were $289 and $887, respectively, of which $289 and $642, respectively, was included in Accrued expenses, and zero and $245, respectively, was included in Non-current liabilities.

3.	PROPERTY AND EQUIPMENT
      The components of Property and equipment, net are as follows:

	September 30,

	2006	2005

Computers, related equipment and software	$38,304	$33,445
Furniture and fixtures	2,803	2,549
Leasehold improvements	5,384	5,007

Property and equipment, gross	46,491	41,001
Total accumulated depreciation and amortization	(36,487)	(29,917)

Property and equipment, net	$10,004	$11,084

4.	BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
      On February 28, 2005, the Company acquired a U.S. Microsoft Business Solutions Axapta consulting business for $4,614, net of cash acquired. The Company recorded $2,708 of goodwill and $1,380 of other intangible assets associated with the acquisition. The proforma effects of the fiscal 2005 acquisition on the Company’s operations are not material.
      As of September 30, 2006 and 2005, the Company had goodwill of $11,975 and $11,975, respectively, recorded in the Company’s Americas segment. All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which does not permit the amortization of goodwill. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. As such, the Company performed impairment tests of goodwill as of September 30, 2006 and 2005 and determined that goodwill was not impaired. During the year ended September 30,

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
2004, the Company recorded a $307 non-cash charge included in Restructuring and impairment (benefits) costs related to an impairment of goodwill associated with its Asia Pacific operations.
      The changes in the carrying amount of goodwill are as follows:

Balance as of September 30, 2004	$9,267
Additions	2,708

Balance as of September 30, 2005	11,975
Additions	—

Balance as of September 30, 2006	$11,975

      As of September 30, 2006 and 2005, the Company had intangible assets of $5,531 and related accumulated amortization of $4,250 and $3,091, respectively. The weighted average lives of intangible assets is approximately 4.0 years. Estimated amortization expense for the next five fiscal years is: $732 in 2007, $233 in 2008, $203 in 2009, $86 in 2010 and $3 in 2011.

5.	INCOME TAXES
      The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended September 30,

	2006	2005	2004

Current:
U.S. Federal	$469	$72	$392
U.S. state and local	264	80	111
Foreign	15,485	11,827	8,104

	16,218	11,979	8,607

Deferred:
U.S. Federal	42	—	—
U.S. state and local	—	—	—
Foreign	(6,372)	291	(919)

	(6,330)	291	(919)

	$9,888	$12,270	$7,688

      Income (loss) attributable to continuing operations before income taxes from U.S. and non-U.S. sources is as follows:

	Year Ended September 30,

	2006	2005	2004

U.S. sources	$29,932	$19,906	$8,888
Non-U.S. sources	26,666	23,636	15,338

Total	$56,598	$43,542	$24,226

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      A reconciliation of income tax expense attributable to continuing operations at the U.S. Federal statutory income tax rate to the actual income tax expense is as follows:

	Year Ended
	September 30,

	2006	2005	2004

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	(16.4)	(14.2)	(4.4)
Tax credits	(5.8)	(2.3)	(3.9)
Dividends from foreign subsidiaries	3.3	—	4.0
Nondeductible expenses	1.3	4.5	4.1
State and local taxes	(0.7)	6.0	3.7
Foreign operations	0.2	(2.1)	(8.6)
Other	0.6	1.3	1.8

	17.5%	28.2%	31.7%

      Significant components of the Company’s deferred tax assets from continuing operations include the following:

	September 30,

	2006	2005	2004

Deferred tax assets
Net operating loss carryforwards	$63,948	$73,731	$81,821
Tax credit carryforwards	5,151	2,945	1,895
Property and equipment	1,543	1,116	1,087
Intangible assets	700	469	383
Accrued expenses	7,402	2,172	2,701
Deferred revenues	465	550	464
Other	417	1,542	721

Total deferred tax assets	79,626	82,525	89,072
Less valuation allowance	(72,676)	(81,958)	(88,140)

Net deferred tax assets	$6,950	$567	$932

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2006, the Company has recognized net deferred tax benefits of $6,950 due to the anticipated realization of deferred tax assets primarily in France, Spain and United Kingdom. A valuation allowance equal to $72,676, as of September 30, 2006 related to continuing operations remains due to the uncertainty of realizing the benefits of the associated assets, consisting primarily of net operating loss carry forwards in the U.S., Australia, Germany and Singapore. The decrease in the Company’s valuation allowance for continuing operations was $9,281, $6,182 and $1,063 for 2006, 2005 and 2004, respectively. The Company has $1,584 of net deferred tax assets and a fully off-setting valuation allowance related to discontinued operations in Hong Kong and China. At September 30, 2006 the company had $2,153 and at September 2005 and 2004, $2,126 of

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
the valuation allowances related to pre-acquisition tax attributes were recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity.
      The Company expects to realize future benefits for deferred tax assets related to all of its net operating losses in France, Spain and Norway. The amount of benefit recorded respectively for each country was $3,157, $2,605 and $76. The Company has provided full valuation allowances on the remaining net U.S. deferred tax assets of $57,048 as it is unclear as to the timing of when sufficient taxable income to realize the deferred tax assets will be generated and significant future tax deductions for anticipated stock option exercises in the U.S. exceed cumulative historical earnings for recent years. Continued profitability could lead to a reduction of the net deferred tax asset valuation allowance in future periods. If this occurs, it could favorably impact net income in that period.
      At September 30, 2006, the Company had federal net operating loss carryforwards of $116,173 which expire between 2018 and 2026. Federal tax credit carryforwards include research and experimentation credits of $1,394, foreign tax credits of $2,569 and alternative minimum tax credits of $1,188. The Company’s ability to utilize $77,032 of its federal net operating loss carryforwards and $788 of its research credit carryforwards is limited due to changes in ownership, as defined in the Internal Revenue Code, which occurred on December 31, 2001 and May 23, 2003. Net operating loss carryforwards associated with ongoing operations in foreign jurisdictions were $68,388 at September 30, 2006. Some of these foreign losses begin to expire in 2008.
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter ended September 30, 2006, the Company’s Board of Directors approved a domestic reinvestment plan as allowed by the AJCA with respect to un-repatriated foreign earnings. The Company repatriated $20,643 in foreign earnings during its fourth quarter ended September 30, 2006 under the AJCA. The Company’s tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA is $69, or 0.1% of pre-tax earnings.
      The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2006 and prior years. The determination of the deferred tax liability is not practicable. As of September 30, 2006, the undistributed earnings of these subsidiaries were approximately $23,988. No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.

6.	EMPLOYEE BENEFIT PLANS
      In the United States, the Company has a 401(k) Savings Plan (the “Savings Plan”) in which all employees are eligible to participate. The Savings Plan allows employees to contribute up to 16% of their compensation, subject to the statutory limits. After one year of service, the Company matches employee contributions up to 3% of each participant’s compensation, subject to statutory limits. The Company’s contributions to the Savings Plan are discretionary as authorized by the Board of Directors. During the years ended September 30, 2006, 2005 and 2004, $2,492, $2,266 and $1,702, respectively, were charged to expense in Cost of services and Selling, general and administrative costs relating to the Savings Plan.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Company has a supplemental executive retirement and savings plan (“SERP”) that allows a certain group of management or highly compensated employees to defer up to 100% of their annual compensation. The Company does not make contributions to the plan.
      In the United Kingdom, Canada, Spain and the Netherlands, the Company maintains defined contribution plans in each country and provides matching contributions. During the years ended September 30, 2006, 2005 and 2004, $2,792, $1,243 and $655, respectively, were charged to expense in Cost of services and Selling, general and administrative costs.

7.	SHARE-BASED COMPENSATION
      In December 2004, the FASB issued SFAS No. 123R which is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. On October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows remain unchanged from what would have been reported under prior accounting rules.
      Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its stock options granted under the Avanade Inc. 2000 Stock Incentive Plan (the “SIP”) and the Avanade Inc. Employee Stock Option Plan (the “Employee Plan,” and together with the SIP, the “Option Plans”). Accordingly, compensation expense was recognized for employee stock options only if they had intrinsic value on the measurement date. The adoption of SFAS No. 123R resulted in the Company recording share-based compensation expense for unvested employee stock options based on the grant-date fair value. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Year Ended September 30,
	2006

		Under APB
	As Reported	No. 25

Income from continuing operations before income taxes	$56,598	$61,798
Net income	$46,710	$51,622
Cash flows provided by operating activities	$29,030	$29,552
Cash flows used in financing activities	$(4,857)	$(5,379)
      Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using straight-line and accelerated

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
expense attribution methods, the Company’s Net income for fiscal 2005 and 2004 would have been reduced to the pro forma amounts as indicated below:

	Year Ended
	September 30,

	2005	2004

Net income as reported	$31,412	$14,453
Add: Share-based compensation expense already included in Net income as reported, net of tax	1,534	222
Deduct: Pro forma share-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,899)	(4,771)

Subtotal	(9,365)	(4,549)

Pro forma net income	$22,047	$9,904

      A summary of information with respect to share-based compensation is as follows:

	Year Ended September 30,

	2006	2005	2004

Total share-based compensation expense included in Net income	$7,361	$1,610	$252
Income tax benefit related to share-based compensation included in Net income	$409	$76	$30
      Share-based compensation related to options granted under the SIP is being recognized over the vesting period of each separately vesting portion of the stock options. Share-based compensation related to options granted under the Employee Plan that vested prior to July 1, 2005 was recognized on a straight-line basis from the date of grant through July 1, 2005. Share-based compensation related to options granted under the Employee Plan that vest on or after July 1, 2005 is being recognized using the graded method over the vesting period of the stock options.

Overview of Stock Option Plans
      The Option Plans provide for the grant of up to 30,000,000 shares of common stock in the form of options or equity-related awards. As of September 30, 2006, no shares were available for future grants under the Employee Plan and 6,160,922 were available for future grants under the SIP. Awards that expire, terminate or lapse under the Employee Plan will again be available for grant as awards under the SIP. Under the terms of the Option Plans, the Company is required to determine the value of the Company’s common stock as of March 31 and September 30 each year (the “Semi-annual Valuations”). In addition, under the authority of the Board, the Company has elected to perform quarterly valuations as of December 31 and June 30. The calculations of the Semi-annual Valuations reflected herein for the period ended September 30, 2006 have been prepared by a third party in accordance with the Board’s normal procedures and have been approved by the Board. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company utilizes independent, third-party business valuation professionals to determine the estimated fair value of the total equity of the Company. The total equity consists of 100% of the stockholder’s equity, including both the preferred and common stock. The Company issues new shares of common stock for shares

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
delivered under the Option Plans. The Company does not intend to grant any further options to purchase shares of its common stock.
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
      Under the terms of the Option Plans, since July 1, 2005 (i) all vested stock issued pursuant to awards granted under the Option Plans is subject to purchase by the Company, at the Company’s sole discretion, at fair value, (ii) the Company has the right of first refusal with respect to any proposed sale or other disposition of stock issued pursuant to an option and (iii) stock issued pursuant to awards granted under the Option Plans entitles the holder to certain put rights that compel the purchase of the stock by the Company at the fair value as determined pursuant to the Semi-annual Valuations. The rights described above (collectively referred to as “option rights”) may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following Semi-annual Valuations.
      During the year ended September 30, 2006, the Company provided loans totaling $2,121 to employees for the cost to exercise options to purchase 894,830 shares of common stock, and, in certain cases, the related employee tax obligations. The loans were made available to all employees who qualified, excluding executive officers. The loans are secured by the shares issued pursuant to the related option exercises, provide full recourse to personal assets of employees and bear interest at fixed rates of 8.0% to 9.5% per annum. The Company established interest rates for individual employees based on credit scoring and reference to market rates of interest. The principal balance of each loan and any unpaid interest thereon are due one year from the date of funding of the loan, unless accelerated due to termination of employment, the sale of the related stock or a material event of default as defined in the loan agreement. Prepayment of principal and interest may be made at any time without penalty.
      During the 30-day period following the Semi-annual valuation approved by the Board effective May 17, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock, exercised their put rights, as described above. This resulted in the repurchase, effective July 3, 2006, of an aggregate of 1,451,614 shares of Avanade common stock at a price of $6.70 per share. The total cash outlay for these transactions was $9,726. The Company withheld $1,570 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. As of September 30, 2006, the aggregate amount of the Company sponsored loans outstanding was $653 plus accrued interest, which was secured by the pledge of 279,572 shares of common stock.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

2000 Stock Incentive Plan
      Under the terms of the SIP, the Company is authorized to grant fully vested common stock and options to purchase common stock.
      The plan administrator has the discretion to allow unvested options granted under the SIP to be early exercised. Upon employee termination, the Company has the right to repurchase any or all of the unvested shares at the per-share exercise price paid by the employee for the unvested shares.
      If an option holder’s employment with the Company ceases, all options held, whether vested or unvested, are forfeited automatically upon termination of employment; provided, however, that employees have an opportunity to exercise their vested options. In addition, all vested stock issued pursuant to awards granted under the SIP will be subject to repurchase by the Company at fair value, provided the employee held the shares for a period greater than six months and one day and may only be repurchased during the 30 day periods following Semi-annual Valuations.

Employee Stock Option Plan
      Options granted under the Employee Plan are not exercisable prior to vesting.
      If an option holder’s employment with the Company ceases, all options held, whether vested or unvested, are forfeited automatically upon termination of employment. All stock issued to employees pursuant to the exercise of options granted under the Employee Plan are subject to repurchase at the fair value on the date of repurchase.
      A summary of the Company’s stock option activity under the Plans is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number	Exercise Price	(In Years)	Value

Options outstanding as of September 30, 2005	22,789,518	$2.74	6.7	$77,375
Granted	—	$—
Exercised	(3,151,359)	$2.25
Expired	(444,785)	$2.88
Forfeited	(629,482)	$3.76

Options outstanding as of September 30, 2006	18,563,892	$2.79	6.0	$95,954

Options exercisable as of September 30, 2006	16,099,765	$2.60	5.8	$86,354
Options exercisable as of September 30, 2005	17,047,808	$2.40	6.2	$63,762
Options exercisable as of September 30, 2004	6,788,584	$2.20	7.4	$18,833
      The weighted average remaining contractual term and aggregate intrinsic value for options outstanding as of September 30, 2004 was 7.5 years and $52,474, respectively.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      Other information pertaining to options is as follows:

	Year Ended September 30,

	2006		2005	2004

Weighted average grant-date fair value of stock options granted	$	n/a	$3.01	$1.80
Total fair value of stock options vested		$9,310	$6,264	$7,221
Total intrinsic value of stock options exercised		$13,913	$1,223	$489
      For the year ended September 30, 2006, cash received from the exercise of stock options was $4,972 and the income tax benefit realized from the exercise of stock options was $1,053. As of September 30, 2006, there was $2,358 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended
	September 30,

	2005	2004

Expected life (in years)	6.0	6.2
Risk-free interest rate	3.90%	3.82%
Expected volatility	55%	58%
Expected dividend yield	0%	0%
      The Company granted no awards under its option plans during the year ended September 30, 2006. The expected life of each award granted during 2005 and 2004 was calculated using the “simplified method” described in Staff Accounting Bulletin No. 107, Share-Based Payments. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on an average of the historical volatilities of common shares and the implied volatility of options for a set of competitive companies that included sufficient trading history since their initial public offerings. Expected dividend yield is based on historical dividend payments and expectations about future dividend payments.

Avanade Inc. Long-Term Incentive Plan
      On June 19, 2006, the Company adopted the Avanade Inc. Long-Term Incentive Plan (the “AVU Plan”). Awards under the AVU Plan are granted in the form of Avanade Valuation Units (“AVUs”), each of which is based on a value determined by the Board or the Compensation Committee (the “Base Value”) that, except for the initial grants made effective June 19, 2006, may not be less than the fair value of the common stock of the Company as of the effective date of the applicable grant. The awards will vest according to a schedule determined by the Compensation Committee. Once vested, each AVU is to be settled in cash based on the difference between the fair value of the common stock of the Company at the time the award vests and the applicable Base Value of such AVU, provided, however, that (i) the aggregate payment of AVUs that vest in any calendar year may not, pursuant to the terms of the AVU Plan, exceed twelve percent of the operating income unreduced by AVU expenses, and (ii) the Compensation Committee may reduce the amount paid out with respect

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
to AVUs for any reason in its sole discretion. Payments, if any, on vested AVUs will be made not later than March 31 of the calendar year following the date of vesting. After vested AVUs are paid out, or it is determined by the Compensation Committee that the settlement values are zero, the vested AVUs are terminated. Under the AVU Plan, vesting of AVUs and payments thereon may be accelerated upon the occurrence of certain events, as more specifically provided in the AVU Plan documentation. Except as otherwise provided in the AVU Plan and applicable documents, AVUs that have not vested at or prior to the time of the termination of a recipient’s employment shall be cancelled and forfeited.
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
      Immediately following the adoption of the AVU Plan, the Compensation Committee approved initial grants in aggregate of 2,845,699 AVUs, each with a Base Value of $6.14. The initial grants vest over a 3.5 year period, with 25% vesting on November 30, 2006 and 25% vesting annually thereafter. For the fiscal year ended September 30, 2006, the Company recorded $1,384 compensation expense for AVUs granted under the AVU Plan.
      A summary of activity under the AVU Plan is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of AVUs	Base Value	(In Years)	Value

AVUs outstanding as of September 30, 2005	—	$—
Granted	2,845,699	$6.14
Forfeited	(51,820)	$6.14

AVUs outstanding as of September 30, 2006	2,793,879	$6.14	3.2	$5,085

      The estimated fair value of AVUs outstanding as of September 30, 2006 was $2.03 per share and was determined using the Monte Carlo simulation model. Changes in the estimated fair value of outstanding AVUs are recorded as compensation expense. The fair value of AVUs outstanding as of September 30, 2006 is estimated using the Monte Carlo simulation model with the following weighted average assumptions:

Expected life (in years)	3.2
Risk-free interest rate	4.61%
Expected volatility	40%
Expected dividend yield	0%
      The assumptions used for estimating the fair value of AVUs and related compensation costs for the year ended September 30, 2006 were determined in the same manner as the expected life, risk-free interest rate, expected volatility and expected dividend yield used in the Black-Scholes-Merton

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
valuation model for estimating fair value and related share-based compensation costs for the Company’s option plans as discussed above.

Stock and Put Rights
      Holders of the Company’s common stock issued under the Option Plans have put rights that under certain circumstances and conditions require the Company to purchase vested shares of such stock at fair value. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. All put rights were granted originally to employees in accordance with the terms of the Option Plans and are described more fully above.
      Vested shares of common stock issued under the Option Plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the Option Plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding. Prior to the adoption of SFAS No. 123R, the intrinsic value of such options was recorded as temporary equity as the options vested.
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
      Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	September 30,

	2006	2005

Vested common stock subject to put rights	$33,785	$17,752
Intrinsic value of stock options	90,179	57,628

	$123,964	$75,380

8.	STOCKHOLDERS’ EQUITY

Preferred Stock
      Holders of the Convertible Series A preferred stock have preferential rights over common stockholders to non-cumulative dividends at a rate of $0.63 (8%) per share per annum, when and if declared by the Company’s Board of Directors. The Convertible Series A preferred stockholders have the right to one vote for each share of common stock into which the Convertible Series A preferred stock could be converted and, with respect to that vote, have full voting rights and powers equal to those of the holders of common stock. In the event of liquidation, the holders of the Convertible Series A preferred stock have preferential rights over common stockholders to liquidation payments at the original issue price plus declared but unpaid dividends. The preferred stockholders also have right of participation to purchase a pro rata share of any equity security offering.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Convertible Series A preferred stock is convertible into common stock at approximately $7.86 per share at the option of the holder at any time. In the case of a qualifying initial public offering (“IPO”) of the Company’s common stock, the Convertible Series A preferred stock would automatically convert into Class B common stock. Class B common stock would be created only in the case of a qualifying IPO and would have the same rights as existing common shares, with the exception that Class B shares would have three votes per share.
      The approval of holders of a majority of shares of Convertible Series A preferred stock is required before the Company can effect or validate the following actions: (i) any reclassification or recapitalization of its common stock outstanding involving a change in the common stock, or any increase or decrease in the authorized number of shares of preferred stock; and (ii) any increase in the authorized amount of any class of shares or series of equity securities of the Company ranking equal to or senior to the shares of Convertible Series A preferred stock in liquidation preference, voting, or dividends.
      On December 21, 2001, Microsoft, Accenture and the Company entered into a Stock Repurchase Agreement, a Stock Purchase Agreement and a Second Amended and Restated Contribution and Stockholders Agreement. This resulted in the purchase and subsequent retirement by the Company of 26,385,224 shares of Avanade Convertible Series A preferred stock from Microsoft for $100,000.
      On February 14, 2005, Microsoft, Accenture and the Company entered into a Stock Purchase Agreement and the Third Amended and Restated Contribution and Stockholders Agreement. This resulted in Microsoft acquiring 1,136,127 shares of Avanade Convertible Series A preferred stock in exchange for cancellation of $5,646 of the Company’s note payable to Microsoft (see Footnote 11 (Related-Party Balances and Transactions) to these Consolidated Financial Statements). Also as a result of the amendment, Accenture now has the right to purchase substantially all of the remaining outstanding shares of the Company not owned by Accenture at fair value if certain events occur.

Common Stock
      Holders of the Company’s common stock are entitled to one vote per share and do not have cumulative voting rights. Each share of common stock is entitled to a pro rata part of any dividend at the times and in the amounts, if any, which the Company’s Board of Directors from time to time determines to declare, subject to any preferred dividend rights attaching to any preferred shares. Each share of common stock is entitled, on a winding-up of the Company, to be paid a pro rata part of the value of the assets of the Company’s remaining after payment of its liabilities, subject to any preferred rights on liquidation attaching to any preferred shares. In the case of a qualifying IPO of the Company’s common stock, the common stock would automatically convert into Class A common stock on a one-for-one basis. Class A common stock would be created only in the case of a qualifying IPO and would have the same rights as existing common stock.
      Holders of the Company’s common stock issued under the Option Plans have certain put rights (see Footnote 7 (Share-Based Compensation) to these Consolidated Financial Statements under “Stock and Put Rights”). Holders of the Company’s common stock that was not issued under the Option Plans do not have such put rights.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Common Stock Reserved for Future Issuance
      As of September 30, 2006 common stock reserved for future issuance was as follows:

Convertible Series A preferred stock	74,750,903
Upon exercise of outstanding stock options	18,563,892

93,314,795

9.	LEASE COMMITMENTS
      The Company leases facilities and certain equipment in each of its operating locations under noncancelable operating leases with terms ranging from one to fifteen years. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. As of September 30, 2006, future minimum rental commitments under non-cancelable operating leases, including leases with related parties, are as follows:

Year Ending September 30,	Office Space	Equipment

2007	$4,156	$163
2008	3,918	149
2009	2,650	118
2010	1,441	103
2011	765	70
Thereafter	3,488	—

	$16,418	$603

      Rental expense totaled $8,798, $7,864 and $7,577 for the years ended September 30, 2006, 2005 and 2004, respectively.

10.	COMMITMENTS AND CONTINGENCIES
Guarantees
      The Company has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006,

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
management was not aware of any outstanding claims under such indemnification agreements that would require material payments.
Legal Contingencies
      As a September 30, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes they will not have a material effect on the results of operations, financial position or cash flows of the Company.

11.	RELATED-PARTY BALANCES AND TRANSACTIONS
      The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Year Ended September 30,

	2006	2005	2004

Related-party revenues before reimbursements:
Accenture	$324,185	$258,782	$155,074
Microsoft	30,381	29,586	31,734

Total	$354,566	$288,368	$186,808

Related-party reimbursements:
Accenture	$15,124	$14,406	$8,864
Microsoft	4,623	3,658	3,519

Total	$19,747	$18,064	$12,383

Related-party expenses:
Accenture	$31,576	$16,076	$8,833
Microsoft	3,280	2,999	3,365

Total	$34,856	$19,075	$12,198

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Company’s related-party balances with Accenture and Microsoft are as follows:

	September 30,

	2006	2005

Due from related parties:
Accenture	$52,170	$38,297
Microsoft	3,256	5,136

Total	$55,426	$43,433

Unbilled services to related parties:
Accenture	$28,294	$17,064
Microsoft	3,807	1,516

Total	$32,101	$18,580

Due to related parties:
Accenture	$9,154	$6,357
Microsoft	845	297

Total	$9,999	$6,654

Deferred revenue:
Accenture	$1,036	$386
Microsoft	1,013	369

Total	$2,049	$755

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
      Related party expenses include $30,331, $15,785 and $8,164 for the years ended September 30, 2006, 2005 and 2004, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft.

12.	SEGMENT REPORTING
      Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
      The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s operating segments are managed separately on the basis of geography and each operating segment represents a strategic business unit providing services in its respective geographic area.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Company earns all of its revenues from Microsoft enterprise technology consulting services across all segments. From time to time, the geographic business areas work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating areas based on inter-company arrangements that reflect the market value of services. Corporate expenses and eliminations include general corporate expenses, inter-company eliminations and other charges not directly attributable to the segments. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, investments in subsidiaries, intangible assets and inter-company receivables and loans.
      The reportable operating segments are the three operating areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments is as follows:

	Year Ended September 30,

	2006	2005	2004

Revenues before reimbursements:
Americas	$263,473	$199,791	$154,111
Europe	190,446	164,301	104,272
Asia Pacific	33,233	25,707	21,395
Corporate and eliminations	(3,288)	(2,485)	(2,232)

	$483,864	$387,314	$277,546

Depreciation and amortization:
Americas	$3,035	$3,279	$3,104
Europe	1,659	1,180	1,383
Asia Pacific	530	617	1,216
Corporate and eliminations	2,319	1,732	2,596

	$7,543	$6,808	$8,299

Operating income (loss):
Americas	$58,431	$31,860	$27,208
Europe	29,989	31,552	18,428
Asia Pacific	(1,127)	(1,430)	(5,803)
Corporate and eliminations	(32,775)	(15,020)	(14,661)

	$54,518	$46,962	$25,172

	September 30,

	2006	2005

Assets:
Americas	$135,616	$88,712
Europe	102,947	85,402
Asia Pacific	17,277	14,897
Corporate and eliminations	(14,983)	(9,537)

	$240,857	$179,474

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years. Revenues are attributed to countries based on where client services are supervised. The table below summarizes the distribution of revenues before reimbursements by country:

	Year Ended
	September 30,

	2006	2005	2004

United States	47%	47%	51%
United Kingdom	17%	22%	21%

13.	DISCONTINUED OPERATIONS
      During the year ended September 30, 2004, the Company ceased its operations in North Asia as a result of the Company’s decision to focus its Asia Pacific capital and resources on developing its business in Southeast Asia and Australia. All North Asia employees were terminated and all assets have been sold or abandoned.
      The ceasing of these operations was accounted for as a discontinued operation. As of September 30, 2006 and 2005, the Company did not have any material assets or liabilities relating to these operations on the Consolidated Balance Sheets. The Company has reclassified and condensed the results of these discontinued operations in a single line-item in the Consolidated Income Statements. Cash flows from these operations are included in the Consolidated Cash Flows Statements for the periods presented. No interest expense was allocated to discontinued operations.
      Summarized operating results of the discontinued operations are as follows:

	Year Ended
	September 30,

	2005	2004

Revenues before reimbursements:
Related parties	$—	$3
Other	—	1,682

	—	1,685

Operating expenses:
Related parties	—	98
Restructuring and impairment losses	—	34
Other	(154)	3,589

	(154)	3,721

Income (loss) from operations	154	(2,036)
Other income (expense)	(12)	(16)

Income (loss) before income taxes	142	(2,052)
Provision for income taxes	2	33

Income (loss) from discontinued operations	$140	$(2,085)

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
      There were no additional operating results related to previously discontinued operations included in the Company’s Consolidated Income Statement for the year ended September 30, 2006.

14.	SUBSEQUENT EVENT
      During the 30-day period following the Semi-annual valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This will result in the repurchase of an aggregate of 1,056,584 shares of Avanade common stock at a price of $7.96 per share. The Company estimates the total cash outlay for these transactions will be approximately $7,747 and is payable on December 13, 2006. Approximately $663 of the proceeds will be withheld for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. For additional information, refer to Footnote 7 (Share-Based Compensation) to these Consolidated Financial Statements under “Stock and Put Rights.”

15.	QUARTERLY DATA (unaudited)

	First		Third
Year Ended September 30, 2006	Quarter	Second Quarter	Quarter	Fourth Quarter	Annual

Revenues before reimbursements:
Related parties	$75,732	$86,872	$95,207	$96,755	$354,566
Others	27,464	31,345	31,639	38,850	129,298

	103,196	118,217	126,846	135,605	483,864

Reimbursements:
Related parties	4,410	4,456	5,353	5,528	19,747
Others	3,071	3,472	3,430	4,222	14,195

	7,481	7,928	8,783	9,750	33,942

Revenues	$110,677	$126,145	$135,629	$145,355	$517,806

Operating income	$3,224	$10,222	$14,801	$26,271	$54,518
Net income	$2,471	$7,655	$11,063	$25,521	$46,710
      During the three months ended September 30, 2006, the Company recognized net deferred tax benefits of $6,950 due to the anticipated realization of deferred tax assets, primarily in France, Spain, and the United Kingdom. For information regarding changes in the Company’s deferred tax assets, see Footnote 5 (Income Taxes) to these Consolidated Financial Statements.

AVANADE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	First		Third
Year Ended September 30, 2005	Quarter	Second Quarter	Quarter	Fourth Quarter	Annual

Revenues before reimbursements:
Related parties	$66,345	$74,057	$74,707	$73,259	$288,368
Others	20,236	19,990	27,417	31,303	98,946

	86,581	94,047	102,124	104,562	387,314

Reimbursements:
Related parties	3,706	4,256	4,869	5,233	18,064
Others	2,779	4,402	6,403	3,349	16,933

	6,485	8,658	11,272	8,582	34,997

Revenues	$93,066	$102,705	$113,396	$113,144	$422,311

Operating income	$6,811	$8,656	$14,388	$17,107	$46,962
Net income	$3,851	$6,011	$9,928	$11,622	$31,412