Form 10-Q
period 2006-12-31
Avanade Inc.
filed 2007-02-14
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of February 1, 2007 was 3,889,143.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and September 30, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	December 31,	September 30,
	2006	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,848	$72,898
Receivables from clients, net of allowances of $394 and $1,303, respectively	28,804	21,253
Due from related parties	61,747	55,426
Unbilled services to clients	15,419	21,256
Unbilled services to related parties	35,559	32,101
Deferred income taxes, net	6,842	1,394
Other current assets	4,154	6,116

Total current assets	221,373	210,444

NON-CURRENT ASSETS:
Restricted cash equivalents	227	222
Property and equipment, net of accumulated depreciation of $37,349 and $36,487, respectively	9,610	10,004
Goodwill	10,630	11,975
Other intangible assets, net of accumulated amortization of $4,497 and $4,250, respectively	1,034	1,281
Deferred income taxes, net	45,877	5,556
Other non-current assets	1,655	1,375

Total non-current assets	69,033	30,413

TOTAL ASSETS	$290,406	$240,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$10,461	$9,999
Accounts payable	14,080	14,204
Deferred revenues	4,499	3,009
Accrued payroll and related benefits	36,160	39,890
Accrued expenses	13,931	12,747
Income taxes payable	7,961	8,251
Other accrued liabilities	3,877	1,282

Total current liabilities	90,969	89,382

NON-CURRENT LIABILITIES	2,075	1,884
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	119,885	123,964
SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of December 31, 2006 and September 30, 2006, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of December 31, 2006 and September 30, 2006, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 3,801,706 and 4,244,536 shares outstanding as of December 31, 2006 and September 30, 2006, respectively	—	—
Additional paid-in-capital	175,556	178,128
Notes receivable from exercise of stock options	—	(653)
Accumulated deficit	(98,184)	(154,363)
Accumulated other comprehensive income	98	2,508

Total shareholders’ equity	77,477	25,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,406	$240,857

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended December 31, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	2006	2005

REVENUES:
Revenues before reimbursements:
Related parties	$101,998	$75,732
Other	35,970	27,464

	137,968	103,196

Reimbursements:
Related parties	5,391	4,410
Other	4,190	3,071

	9,581	7,481

Revenues	147,549	110,677

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	95,379	77,368
Reimbursable expenses	9,581	7,481

Cost of services	104,960	84,849
Selling, general and administrative costs	28,629	22,604

Total operating expenses	133,589	107,453

OPERATING INCOME	13,960	3,224
Interest income	721	380
Interest expense	(8)	(1)
Other income (expense)	137	(253)

INCOME BEFORE INCOME TAXES	14,810	3,350
(Benefit) provision for income taxes	(41,369)	879

NET INCOME	$56,179	$2,471

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended December 31, 2006
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

						Notes
						Receivable
	Convertible					from		Accumulated
	Series A				Additional	Exercise of		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Shareholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Options	Deficit	Income	Equity

Balance as of September 30, 2006	$7	74,750,903	$—	4,244,536	$178,128	$(653)	$(154,363)	$2,508	$25,627
Comprehensive income:
Net income							56,179		56,179
Foreign currency translation adjustments								(2,410)	(2,410)

Comprehensive income									53,769
Income tax benefit on share-based compensation plans					91				91
Change in redeemable common stock					4,079				4,079
Share-based compensation expense					753				753
Issuances of common stock related to employee share programs				738,252	1,850				1,850
Purchases of common stock				(1,181,082)	(9,345)	662			(8,683)
Repayment of employee notes receivable						1			1
Interest on notes received from exercise of stock options						(10)			(10)

Balance as of December 31, 2006	$7	74,750,903	$—	3,801,706	$175,556	$—	$(98,184)	$98	$77,477

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended December 31, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,179	$2,471
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation and amortization	1,680	1,950
Unrealized foreign currency (gain) loss on intercompany notes	(4,929)	2,641
Loss on disposal of property and equipment, net	19	1
Deferred income tax (benefit) expense	(44,284)	125
Share-based compensation expense	753	2,048
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(6,516)	(3,765)
Due from related parties	(4,995)	(5,109)
Unbilled services to clients	6,066	1,449
Unbilled services to related parties	(2,781)	(7,884)
Other current assets	2,038	(2,386)
Other non-current assets	(61)	(334)
Due to related parties	401	2,467
Accounts payable	(1,197)	(871)
Deferred revenues	1,398	2,964
Accrued payroll and related benefits	(4,149)	(2,772)
Accrued expenses	850	(418)
Income taxes payable	(386)	(2,835)
Other current liabilities	2,445	114

Net cash provided by (used in) operating activities	2,531	(10,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	1
Purchases of property and equipment	(917)	(1,740)
Transfer from restricted cash equivalents	(2)	52

Net cash used in investing activities	(919)	(1,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(8,423)	(1,211)
Proceeds from the exercise of stock options	1,590	1,122
Repayments of employee notes receivable	1	—
Payment of capital lease obligations	—	(4)
Capital contribution from Accenture	—	5
Excess tax benefits from share-based payment arrangements	61	137

Net cash (used in) provided by financing activities	(6,771)	49
Effect of exchange rate changes on cash and cash equivalents	1,109	(921)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,050)	(12,703)
CASH AND CASH EQUIVALENTS, beginning of period	72,898	55,256

CASH AND CASH EQUIVALENTS, end of period	$68,848	$42,553

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (together the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2006 (the “2006 Form 10-K”). The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	December 31,
	2006	2005

Three months ended	$53,769	$3,998

3.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Under the terms of the Company’s option plans, the Company is required to determine the value of the Company’s common stock as of March 31 and September 30 each year (the “Semi-annual Valuation”). In addition, under the authority of the Board of Directors (the “Board”), the Company has elected to perform quarterly valuations as of December 31 and June 30. The calculations of the quarterly valuation reflected herein for the period ended December 31, 2006 have been prepared by a third party in accordance with the Board’s normal procedures and have not been approved by the Board as of February 14, 2007. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to determine the estimated fair value of the total equity of the Company.

Holders of the Company’s common stock issued upon exercise of options granted under the Company’s stock option plans have put rights that, under certain circumstances and conditions, require the Company to purchase shares of such stock at fair value. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. These put rights may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following the Semi-annual Valuations.

Vested shares of common stock issued under the Company’s option plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

options issued under the option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding as of December 31, 2006 and September 30, 2006 respectively. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on the Consolidated Balance Sheets.

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	December 31,	September 30,
	2006	2006

Vested common stock subject to put rights	$30,719	$33,785
Intrinsic value of stock options	89,166	90,179

	$119,885	$123,964

The Company’s share repurchase activity during the three months ended December 31, 2006 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)	1,056,584	$8,410
Other purchases(2)(3)	124,498	935

	1,181,082	9,345

Less:
Amounts withheld for employee loan repayments(4)		662
Non-cash amounts related to “stock-swaps”(3)		260

Net cash outlay		$8,423

(1)	During the 30-day period following the Semi-annual Valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase certain shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of the Company’s common stock at a price of $7.96 per share.

(2)	During the three months ended December 31, 2006, as authorized under its option plans, the Company acquired 91,756 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(3)	During the three months ended December 31, 2006, as authorized under its option plans, the Company acquired 32,742 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

(4)	The Company withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held. As of December 31, 2006, no amounts remained outstanding for the Company sponsored loans and related accrued interest.

For a description of the Company’s option plans and related stock and put rights, see Footnote 7 (Share-Based Compensation) to the Company’s fiscal 2006 Consolidated Financial Statements included in the 2006 Form 10-K.

4.	INCOME TAXES

As of December 31, 2006, the Company updated its analysis of available evidence and determined that it is now more likely than not to realize the benefit of its U.S. deferred tax assets. At December 31, 2006, based

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

on the weight of all available evidence, the Company determined that positive evidence existed to conclude that the Company will generate sufficient U.S. taxable income of the appropriate character to utilize its U.S. deferred tax assets within the allowable carryforward periods. Accordingly, the Company released all of the valuation allowance related to net U.S. deferred tax assets. Of this amount, $47,161 related to expected realization of future year benefits and was recorded as a discrete item in the quarter ended December 31, 2006 and the remainder related to the expected realization of current year benefits and is reflected as a reduction in the annual effective tax rate.

Of the $47,161 discrete item, $46,074 was recorded as a benefit in the Company’s Consolidated Income Statements and significantly reduced the effective tax rate to (279.3)% for the three months ended December 31, 2006. In addition, $1,087 was recorded as a reduction of Goodwill on the Company’s Consolidated Balance Sheets as of December 31, 2006. The reversal of the valuation allowances is reflected on the Company’s Consolidated Balance Sheets as of December 31, 2006 as an increase of $5,179 in current Deferred income taxes, net and an increase in non-current Deferred income taxes, net of $41,164.

As of September 30, 2006, the Company had $15,628 net deferred tax assets related to certain non-U.S. tax net operating loss carryforwards for which the Company provided a full valuation allowance since it determined it was not more likely than not to realize the benefits of these deferred tax assets. As of December 31, 2006, the Company’s evaluation of these deferred tax assets has not changed.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of December 31, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. Based on their evaluation of the present status of these litigation matters, management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

6.	RELATED-PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (together with its affiliates, “Accenture”). Microsoft Corporation (together with its affiliates, “Microsoft”) holds a minority ownership interest in the Company.

The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Three Months Ended
	December 31,
	2006	2005

Related-party revenues before reimbursements:
Accenture	$93,394	$70,877
Microsoft	8,604	4,855

Total	$101,998	$75,732

Related-party reimbursements:
Accenture	$4,076	$3,984
Microsoft	1,315	426

Total	$5,391	$4,410

Related-party expenses:
Accenture	$10,071	$5,892
Microsoft	954	746

Total	$11,025	$6,638

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party balances with Accenture and Microsoft are as follows:

	December 31,	September 30,
	2006	2006

Due from related parties:
Accenture	$56,399	$52,170
Microsoft	5,348	3,256

Total	$61,747	$55,426

Unbilled services to related parties:
Accenture	$32,739	$28,294
Microsoft	2,820	3,807

Total	$35,559	$32,101

Due to related parties:
Accenture	$10,142	$9,154
Microsoft	319	845

Total	$10,461	$9,999

Deferred revenue:
Accenture	$517	$1,036
Microsoft	938	1,013

Total	$1,455	$2,049

The Company subleases its Seattle, Washington, office space from Microsoft under an agreement that terminates in February 2009. The Company subleases its Chicago, Australia, Germany and Spain office space from Accenture on a month-to-month basis. Additionally, the Company may rent, on an as needed basis, desk space available in Accenture offices. Rent charged by Accenture varies each month with the amount of space occupied by the Company. Rent incurred on leases with related parties approximates market rates for similar leases.

Related party expenses include $9,623 and $5,558 for the three months ended December 31, 2006 and 2005, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft.

7.	SEGMENT REPORTING

Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately based on geography and each operating segment represents a strategic business unit providing services in its respective geographic area.

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

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

expenses and eliminations include general corporate expenses, inter-company eliminations and other charges not directly attributable to the segments.

The Company’s three reportable operating segments are the geographic business areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	December 31,
	2006	2005

Revenues before reimbursements:
Americas	$66,637	$54,742
Europe	59,409	42,150
Asia Pacific	11,692	7,115
Corporate and eliminations	230	(811)

Total	$137,968	$103,196

Operating income (loss):
Americas	$12,342	$6,705
Europe	7,636	3,961
Asia Pacific	588	(899)
Corporate and eliminations	(6,606)	(6,543)

Total	$13,960	$3,224

8.	NEWLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning October 1, 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact of SAB No. 108 on its Consolidated Financial Statements.

In September 2006, the FASB issued Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2006, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates and the following factors:

•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting and systems integration and technology markets are highly competitive, and we might not be able to compete effectively.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	Our results of operations could be affected by economic and political conditions in the markets in which we operate and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	Our profitability could suffer if we are not able to control our costs.

•	Our work with government clients exposes us to additional risks inherent in the government contracting process.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	If we are unable to manage the organizational challenges associated with the expansion of our company, we might be unable to achieve our business objectives.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	If we are unable to collect our receivables our results of operations could be adversely affected.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our services or solutions could infringe upon the intellectual property rights of others, which could result in legal liability, reduced operating income and/or have a materially adverse affect on our ability to operate in the future.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of the value of our stock.

•	Loss of our significant corporate relationships could reduce our revenue and growth prospects.

•	Because we are controlled by Accenture, we have limited ability to set our own independent strategies, and our business strategy and direction may be dictated by Accenture’s overall business strategy.

•	We rely on Accenture as a primary source of our liquidity and the loss of that liquidity could have a material adverse impact on our ability to fund our cash needs.

•	We rely on Accenture for the majority of our revenue. The loss of that revenue would have a significant adverse impact on our results of operations and may affect our ability to continue to operate.

•	Our global delivery network relies on Accenture, and the loss of that network would increase our operating expenses.

•	Microsoft has certain minority rights, and may exercise those rights to protect its own interests which may not align with our own.

•	We are committed to using Microsoft-related technologies, and our inability to use those technologies would adversely impact our results of operations.

•	All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.

For a more detailed discussion of these factors, see the information under the heading “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. We undertake no obligation to update or revise any forward-looking statements.

Overview

Avanade is a global technology company that specializes in delivering services and solutions using Microsoft enterprise technology. We were formed as a joint venture between Accenture and Microsoft; and Accenture and Microsoft continue to account for the majority of our business engagements. We work with businesses of all sizes across many industries.

Our revenues are driven by our ability to continually generate new opportunities, the prices we obtain for our services and the size and utilization of our professional workforce. Our ability to add value to clients and therefore drive revenues depends, in part, on our ability to deliver innovative solutions and deploy skilled individuals or teams of professionals quickly. Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs and costs of hardware and software.

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

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and with Microsoft:

	Three Months Ended
	December 31,
	2006	2005

Related-party revenues before reimbursements:
Accenture	68%	69%
Microsoft	6%	5%

Revenues before reimbursements for the three months ended December 31, 2006 were $137,968, compared with $103,196 for the three months ended December 31, 2005, an increase of 34% in U.S. dollars and an increase of 28% in local currency terms.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth may be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in the remainder of fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency.

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

The primary categories of operating expenses include cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of consulting personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our personnel. Utilization represents the percentage of our professionals’ time spent on work billable to our clients. Selling expense is driven primarily by personnel costs and business-development activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and professional fees, which we seek to manage at levels consistent with changes in activity levels in our business.

Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three months ended December 31, 2006 was 30.9%, compared with 25.0% for the three months ended December 31, 2005. The increase in gross margin for the three months ended December 31, 2006 was principally due to strong revenue growth and a reduction in payroll-related costs as a percentage of revenues before reimbursements.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. Because payroll costs are the most significant portion of our operating expenses, a primary element of our cost-management strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand of our services.

Annualized attrition in the first quarter of fiscal 2007 was 20%, excluding involuntary terminations, down slightly from 22% in the fourth quarter of fiscal 2006, but consistent with historical attrition rates. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to those needed to meet current and projected future demands and to replace departing employees. We also continue to expand our global sourcing approach, which includes expanding our network of delivery centers and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage attrition or if we do not effectively utilize and assimilate substantial numbers of new employees into our workforce.

Selling, general and administrative costs as a percentage of revenues before reimbursements were 21% for the three months ended December 31, 2006, compared with 22% for the three months ended December 31, 2005. The slight decrease in these costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to maintain selling, general and administrative costs as a percentage of revenues before reimbursements at a consistent level when compared with the prior year.

Operating income as a percentage of revenues before reimbursements increased to 10.1% for the three months ended December 31, 2006, from 3.1% for the three months ended December 31, 2005. The increase as a percentage of revenues before reimbursements for the three months ended December 31, 2006 was principally due to strong revenue growth and improved gross margins across all operating segments, and our ability to maintain selling, general and administrative costs as a percentage of revenues before reimbursements at a consistent level when compared to the prior year.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended September 30, 2006.

Revenues by Segment/Geographic Business Area

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

Revenues before reimbursements for each of our operating segments for the three months ended December 31, 2006 and 2005 were as follows:

					Percent of
					Total Revenues
				Percent	Before
	Three Months Ended		Percent	Increase	Reimbursements for the Three
	December 31,		Increase	Local	Months Ended December 31,
	2006	2005	US$	Currency	2006	2005

SEGMENT
Americas	$66,637	$54,742	22%	21%	48%	53%
Europe	59,409	42,150	41%	28%	43%	41%
Asia Pacific	11,692	7,115	64%	57%	9%	6%
Corporate and eliminations(1)	230	(811)	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	137,968	103,196	34%	28%	100%	100%

Reimbursements	9,581	7,481	28%	24%

TOTAL Revenues	$147,549	$110,677	33%	28%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues

Revenues increased 33%, or $36,872, to $147,549 for the three months ended December 31, 2006, compared with the same period for 2005. Revenues before reimbursements for the three months ended December 31, 2006 were $137,968, compared with $103,196 for the three months ended December 31, 2005, an increase of $34,772 or 34%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 68% and 69% of our consolidated revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively, while Microsoft accounted for 6% and 5% of our consolidated revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively.

Our Americas segment achieved revenues before reimbursements of $66,637 for the three months ended December 31, 2006, compared with $54,742 for the three months ended December 31, 2005, an increase of 22% in U.S. dollars and 21% in local currency terms. The increase was principally driven by our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft for the three months ended December 31, 2006 compared with the same prior-year period. Accenture accounted for 65% and 63% of the Americas revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively, and Microsoft accounted for 7% and 8% of the Americas revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively.

Our Europe segment achieved revenues before reimbursements of $59,409 for the three months ended December 31, 2006, compared with $42,150 for the three months ended December 31, 2005, an increase of 41% in U.S. dollars and 28% in local currency terms. The increase was primarily driven by the impact of foreign currency translation related to the British pound and the Euro, growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 73% and 79% of Europe’s revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively, and Microsoft accounted for 4% and 1% of Europe’s revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively.

Our Asia Pacific segment achieved revenues before reimbursements of $11,692 for the three months ended December 31, 2006, compared with $7,115 for the three months ended December 31, 2005, an increase of 64% in U.S. dollars and 57% in local currency terms. The increase was primarily due to growth in our business with Accenture and Microsoft, and to a lesser extent, growth in revenues from third-party clients. Accenture accounted for 50% and 44% of Asia Pacific’s revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively, and Microsoft accounted for 14% and 2% of Asia Pacific’s revenues before reimbursements for the three months ended December 31, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $133,589, an increase of $26,136, or 24%, over the three months ended December 31, 2005, and decreased as a percentage of revenues to 91% from 97% during this period. Operating expenses before reimbursable expenses for the three months ended December 31, 2006 were $124,008, an increase of $24,036, or 24%, over the three months ended December 31, 2005, and decreased as a percentage of revenue before reimbursements to 90% from 97% over this period.

Cost of Services

Cost of services for the three months ended December 31, 2006 was $104,960, an increase of $20,111, or 24%, over the three months ended December 31, 2005, and decreased as a percentage of revenues to 71% from 77% over this period. Cost of services before reimbursable expenses for the three months ended December 31, 2006 was $95,379, an increase of $18,011, or 23%, over the three months ended December 31, 2005, and decreased as a percentage of revenues before reimbursements to 69% from 75% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 30.9% from 25.0% during this period. The increase in gross margin was principally due to strong revenue growth and a reduction in payroll-related costs as a percentage of revenues before reimbursements.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended December 31, 2006 were $28,629, an increase of $6,025, or 27%, over the three months ended December 31, 2005, and decreased as a percentage of revenues before reimbursements to 21% from 22% over this period. This decrease in these costs as a percentage of revenues before reimbursements is primarily due to strong revenue growth and our ability to maintain selling, general and administrative costs as a percentage of revenues before reimbursements at a consistent level when compared to the same period in fiscal 2006.

Operating Income (loss)

Operating income for the three months ended December 31, 2006 was $13,960, an increase of $10,736, or 333%, from the three months ended December 31, 2005, and increased as a percentage of revenues before reimbursements to 10.1% from 3.1% over this period. Operating income (loss) for each of the segments was as follows:

	Three Months Ended December 31,
			Increase
	2006	2005	(Decrease)

Operating income (loss):
Americas	$12,342	$6,705	$5,637
Europe	7,636	3,961	3,675
Asia Pacific	588	(899)	1,487
Corporate and eliminations	(6,606)	(6,543)	(63)

	$13,960	$3,224	$10,736

The following commentary outlines the changes for each segment:

•	Americas operating income increased primarily due to strong revenue growth, improved gross margin, a reduction in payroll-related costs as a percentage of revenues before reimbursements and a reduction in contract losses.

•	Europe operating income increased primarily due to a 41% increase in revenues before reimbursements, improved gross margin derived from global delivery network resources and a decrease in management and royalty fees as a percentage of revenues before reimbursements.

•	Asia Pacific operating income increased primarily due to a 64% increase in revenues before reimbursements and improved gross margins in Singapore, Japan and Australia and a decrease in management and royalty fees as a percentage of revenues before reimbursements.

•	Corporate and eliminations operating loss increased primarily due to higher payroll-related costs and annual bonus accruals, partially offset by a decrease in share-based compensation expense.

Interest Income

Interest income for the three months ended December 31, 2006 was $721, an increase of $341, or 90%, over the three months ended December 31, 2005. The increase resulted primarily from an increase in cash balances and interest rates.

Other Income (expense)

Other income for the three months ended December 31, 2006 was $137, compared with other expense of $253 for the three months ended December 31, 2005. The increase resulted primarily from the impact of foreign currency exchange rates on an intercompany loan, partially offset by losses on foreign currency forward contracts.

Provision for Income Taxes

The effective tax rates for the three months ended December 31, 2006 and 2005 were (279.3)% and 26.2%, respectively. The effective tax rate for the three months ended December 31, 2006 was significantly impacted by a benefit of $(47,161) related to recognition of the future benefits and $(9,474) for the recognition of current year benefits for the reversal of deferred tax asset valuation allowances. We expect the effective tax rate for the remainder of fiscal 2007 to be 25.6%, which will result in an annual projected effective tax rate of (38.4)%. The fiscal 2006 annual effective tax rate was 17.5%, which included benefits recorded during the three months ended September 30, 2006 related to recognition of the future benefits of certain non-U.S. deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of December 31, 2006, there were no amounts outstanding on the line of credit. As of December 31, 2006 and September 30, 2006, cash and cash equivalents were $68,848 and $72,898, respectively. As of December 31, 2006 and September 30, 2006, we had working capital of $130,404 and $121,062, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Three Months Ended December 31,
			Increase
	2006	2005	(Decrease)

Net cash provided by (used in):
Operating activities	$2,531	$(10,144)	$12,675
Investing activities	(919)	(1,687)	768
Financing activities	(6,771)	49	(6,820)
Effect of exchange rate changes on cash and cash equivalents	1,109	(921)	2,030

Net decrease in cash and cash equivalents	$(4,050)	$(12,703)	$8,653

Operating activities:  The $12,675 increase in cash provided was primarily due to a lower net increase in unbilled services from related parties and an increase in net income exclusive of the impact of the deferred tax (benefit) during the first three months of fiscal 2007, compared with the first three months of fiscal 2006.

Investing activities:  The $768 increase in cash provided was primarily due to a reduction in capital expenditures during the first three months of fiscal 2007, compared with the first three months of fiscal 2006. Movements in restricted cash are due to the restrictions imposed by certain government engagements and other lease arrangements being replaced by letters of credit.

Financing activities:  The $6,820 increase in cash used was primarily due to an increase in purchases of common stock in the first three months of fiscal 2007, compared with the first three months of fiscal 2006. For additional information, see Footnote 3 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar, Australian dollar and Indian rupee. Historically, we have not held any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of December 31, 2006 and September 30, 2006. The changes in fair value of all derivatives are recognized in Other income (expense) on the our Consolidated Income Statements under Item I “Financial Statements.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Redeemable Common Stock and Employee Put Rights

Holders of our common stock issued upon exercise of options granted under our stock option plans have put rights that, under certain circumstances and conditions, require us to purchase shares of such stock at fair value. Holders of options to purchase our common stock also have similar put rights, but have not yet acquired the underlying stock. These rights may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following the semi-annual valuation conducted for determining the value of the Company’s common stock.

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $119,885 and $123,964 as of December 31, 2006 and September 30,

2006, respectively. We do not currently have sufficient historical information to use as a basis to estimate the probable impact of these rights on our liquidity.

During the 30-day period following the semi-annual valuation approved by the Board of Directors effective November 8, 2006, we exercised our call rights to purchase certain shares and certain employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of our common stock at a price of $7.96 per share. The total cash outlay for these transactions was $8,410. We withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. As of December 31, 2006, no amounts remained outstanding for company sponsored loans and related accrued interest. For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for our fiscal year ending September 30, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.

In September 2006, the FASB issued Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after

November 15, 2007, and as a result is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of December 31, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $11,032, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $11,010.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities at December 31, 2006 is not material in relation to our consolidated financial position, results of operations, or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments since fiscal 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of the Company have each concluded that, as of the end of such period, our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2006 Form 10-K. There have been no material changes to the risk factors disclosed in our 2006 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the first quarter of fiscal 2007.

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	Publicly
	of Shares	Price Paid	Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs	or Programs

October 1, 2006 — October 31, 2006	49,947	$6.91	—	—
November 1, 2006 — November 30, 2006	17,555	7.96	—	—
December 1, 2006 — December 31, 2006	1,113,580	7.96	—	—

Total	1,181,082	$7.91	—	—

(1)	During the first quarter of fiscal 2007, the Company purchased 1,181,082 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 124,498 shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans in addition to shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options. 1,056,584 of these shares were purchased by the Company as a result of the Company exercising its right to call shares, or the shareholder exercising his or her right to put shares, under the Company’s equity share plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 3, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed January 20, 2006)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed January 20, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007
AVANADE INC.

By:	/s/ Dennis K. Knapp
Name: Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)