Form 10-Q
period 2007-03-31
Avanade Inc.
filed 2007-05-15
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 4, 2007 was 4,905,738.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and September 30, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	March 31,	September 30,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,714	$72,898
Receivables from clients, net of allowances of $889 and $1,303, respectively	29,162	21,253
Due from related parties	65,908	55,426
Unbilled services to clients	19,588	21,256
Unbilled services to related parties	45,215	32,101
Deferred income taxes, net	13,669	1,394
Other current assets	4,431	6,116

Total current assets	271,687	210,444

NON-CURRENT ASSETS:
Restricted cash equivalents	598	222
Property and equipment, net of accumulated depreciation of $38,652 and $36,487, respectively	10,103	10,004
Goodwill	10,537	11,975
Other intangible assets, net of accumulated amortization of $4,745 and $4,250, respectively	786	1,281
Deferred income taxes, net	37,256	5,556
Other non-current assets	2,555	1,375

Total non-current assets	61,835	30,413

TOTAL ASSETS	$333,522	$240,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$15,462	$9,999
Accounts payable	16,417	14,204
Deferred revenues	3,884	3,009
Accrued payroll and related benefits	45,676	39,890
Accrued expenses	14,160	12,747
Income taxes payable	11,464	8,251
Other current liabilities	4,509	1,282

Total current liabilities	111,572	89,382

NON-CURRENT LIABILITIES	3,025	1,884
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	138,511	123,964
SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of March 31, 2007 and September 30, 2006, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of March 31, 2007 and September 30, 2006, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 4,639,071 and 4,244,536 shares outstanding as of March 31, 2007 and September 30, 2006, respectively	—	—
Additional paid-in-capital	158,251	178,128
Notes receivable from exercise of stock options	—	(653)
Accumulated deficit	(78,300)	(154,363)
Accumulated other comprehensive income	456	2,508

Total shareholders’ equity	80,414	25,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,522	$240,857

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended March 31, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

REVENUES:
Revenues before reimbursements:
Related parties	$117,192	$86,872	$219,190	$162,604
Other	44,225	31,345	80,195	58,809

	161,417	118,217	299,385	221,413

Reimbursements:
Related parties	5,110	4,456	10,501	8,866
Other	4,702	3,472	8,892	6,543

	9,812	7,928	19,393	15,409

Revenues	171,229	126,145	318,778	236,822

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	104,614	82,375	199,993	159,743
Reimbursable expenses	9,812	7,928	19,393	15,409

Cost of services	114,426	90,303	219,386	175,152
Selling, general and administrative costs	30,378	25,620	59,007	48,224

Total operating expenses	144,804	115,923	278,393	223,376

OPERATING INCOME	26,425	10,222	40,385	13,446
Interest income	881	421	1,602	801
Interest expense	—	(3)	(8)	(4)
Other income (expense)	203	125	340	(128)

INCOME BEFORE INCOME TAXES	27,509	10,765	42,319	14,115
Provision (benefit) for income taxes	7,625	3,110	(33,744)	3,989

NET INCOME	$19,884	$7,655	$76,063	$10,126

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended March 31, 2007
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

						Notes
						Receivable
	Convertible					from		Accumulated
	Series A				Additional	Exercise of		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Shareholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Options	Deficit	Income	Equity

Balance as of September 30, 2006	$7	74,750,903	$—	4,244,536	$178,128	$(653)	$(154,363)	$2,508	$25,627
Comprehensive income:
Net income							76,063		76,063
Foreign currency translation adjustments								(2,052)	(2,052)

Comprehensive income									74,011
Income tax benefit on share-based compensation plans					106				106
Accenture contributions					90				90
Change in redeemable common stock					(14,547)				(14,547)
Share-based compensation expense					1,360				1,360
Issuances of common stock related to employee share programs				1,807,888	4,324				4,324
Purchases of common stock				(1,413,353)	(11,210)	662			(10,548)
Repayment of employee notes receivable						1			1
Interest on notes received from exercise of stock options						(10)			(10)

Balance as of March 31, 2007	$7	74,750,903	$—	4,639,071	$158,251	$—	$(78,300)	$456	$80,414

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended March 31, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,063	$10,126
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities — Depreciation and amortization	3,379	3,890
Unrealized foreign currency (gain) loss on intercompany notes	(5,471)	1,702
Loss on disposal of property and equipment, net	12	—
Deferred income tax (benefit) expense	(42,319)	250
Share-based compensation expense	1,360	3,706
Change in assets and liabilities —
Receivables from clients, net	(6,484)	(502)
Due from related parties	(8,378)	(4,294)
Unbilled services to clients	2,175	(1,127)
Unbilled services to related parties	(12,293)	(11,075)
Other current assets	1,511	(332)
Other non-current assets	—	(189)
Due to related parties	5,366	(238)
Accounts payable	733	(2,041)
Deferred revenues	736	1,060
Accrued payroll and related benefits	4,303	2,806
Accrued expenses	948	(1,514)
Income taxes payable	2,919	(2,832)
Other current liabilities	4,420	(1,317)

Net cash provided by (used in) operating activities	28,980	(1,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	8	2
Purchases of property and equipment	(2,777)	(3,408)
Deferred technology infrastructure costs	(432)	—
Transfer from restricted cash equivalents	(363)	53

Net cash used in investing activities	(3,564)	(3,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(9,460)	(1,261)
Proceeds from exercise of stock options	3,236	1,539
Repayments of employee notes receivable	1	—
Payment of capital lease obligations	—	(1)
Capital contribution from Accenture	90	5
Excess tax benefits from share-based payment arrangements	73	117

Net cash (used in) provided by financing activities	(6,060)	399
Effect of exchange rate changes on cash and cash equivalents	1,460	(577)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,816	(5,452)
CASH AND CASH EQUIVALENTS, beginning of period	72,898	55,256

CASH AND CASH EQUIVALENTS, end of period	$93,714	$49,804

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (together, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2006 (the “2006 Form 10-K”). The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	March 31,
	2007	2006

Three months ended	$20,242	$7,208
Six months ended	74,011	11,206

3.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Under the terms of the Company’s option plans, the Company is required to determine the value of the Company’s common stock as of March 31 and September 30 each year (the “Semi-annual Valuation”). In addition, under the authority of the Board of Directors (the “Board”), the Company has elected to perform quarterly valuations as of December 31 and June 30. The calculations of the Semi-annual Valuation reflected herein for the period ended March 31, 2007 have been prepared by a third party in accordance with the Board’s normal procedures and have been reviewed by the Audit Committee of the Board, but have not been approved by the Board as of May 15, 2007. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to assist the Board in determining the estimated fair value of the total equity of the Company.

Holders of shares of the Company’s common stock issued upon exercise of options granted under the Company’s stock option plans have put rights that, under certain circumstances and conditions, require the Company to purchase shares of such stock at fair value. Holders of options to purchase the Company’s common stock also have similar put rights, but have not yet acquired the underlying stock. In addition, all stock issued pursuant to options or awards granted under the Company’s stock option plans are subject to call rights whereby the Company can repurchase them at fair value. These put and call rights may not be exercised by the holder or the

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

Company, respectively, until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following the Semi-annual Valuations.

Vested shares of common stock issued under the Company’s option plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding as of March 31, 2007 and September 30, 2006, respectively. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on the Consolidated Balance Sheets.

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	March 31,	September 30,
	2007	2006

Vested common stock subject to put rights	$41,008	$33,785
Intrinsic value of stock options	97,503	90,179

	$138,511	$123,964

The Company’s share repurchase activity during the six months ended March 31, 2007 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)	1,056,584	$8,410
Other purchases(2)(3)	356,769	2,800

	1,413,353	11,210

Less:
Amounts withheld for employee loan repayments(4)		662
Non-cash amounts related to “stock-swaps”(3)		1,088

Net cash out-lay		$9,460

(1)	During the 30 day period following the semi-annual valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of the Company’s common stock at a price of $7.96 per share.

(2)	During the six months ended March 31, 2007, as authorized under its option plans, the Company acquired 221,202 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(3)	During the six months ended March 31, 2007, as authorized under its option plans, the Company acquired 135,567 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

(4)	The Company withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held. As of March 31, 2007, no amounts remained outstanding for the Company sponsored loans and related accrued interest.

For a description of the Company’s option plans and related call and put rights, see Footnote 7 (Share-Based Compensation) to the Company’s fiscal 2006 Consolidated Financial Statements included in the 2006 Form 10-K.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

4.	INCOME TAXES

As of December 31, 2006, the Company released all of the valuation allowance related to net U.S. deferred tax assets. The amounts released were (i) $47,161 related to expected realization of future year benefits that was recorded as a discrete item in the quarter ended December 31, 2006, and (ii) $9,474 related to the expected realization of current year benefits that was reflected as a reduction in the annual effective tax rate. As of March 31, 2007, updated estimates of U.S. fiscal 2007 taxable income increased the amount of net operating losses expected to be utilized in the current year by $6,400; the effect of which is reflected in the effective tax rate for the fiscal year.

Of the $47,161 discrete item, $46,074 was recorded as a benefit in the Company’s Consolidated Income Statements and significantly reduced the effective tax rate to (79.7)% for the six months ended March 31, 2007. In addition, $1,438 was recorded as a reduction of Goodwill on the Company’s Consolidated Balance Sheets as of March 31, 2007. The reversal of the valuation allowances is reflected on the Company’s Consolidated Balance Sheets and resulted in U.S. current Deferred income taxes, net of $11,533 and net non-current Deferred income taxes of $33,567 as of March 31, 2007.

As of September 30, 2006, the Company had $15,628 net deferred tax assets related to certain non-U.S. tax net operating loss carryforwards for which the Company provided a full valuation allowance resulting from the Company’s determination that it was not more likely than not to realize the benefits of these deferred tax assets. As of March 31, 2007, the Company’s evaluation of these deferred tax assets has not changed.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of March 31, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on their evaluation of the present status of these litigation matters, management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (together with its affiliates, “Accenture”). Microsoft Corporation (together with its affiliates, “Microsoft”) holds a minority ownership interest in the Company.

The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Three Month Ended March 31,		Six Month Ended March 31,
	2007	2006	2007	2006

Related-party revenues before reimbursements:
Accenture	$107,842	$79,190	$201,236	$150,067
Microsoft	9,350	7,682	17,954	12,537

Total	$117,192	$86,872	$219,190	$162,604

Related-party reimbursements:
Accenture	$4,224	$3,622	$8,300	$7,606
Microsoft	886	834	2,201	1,260

Total	$5,110	$4,456	$10,501	$8,866

Related-party expenses:
Accenture	$13,622	$7,414	$23,693	$13,306
Microsoft	861	758	1,815	1,504

Total	$14,483	$8,172	$25,508	$14,810

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party balances with Accenture and Microsoft are as follows:

	March 31,	September 30,
	2007	2006

Due from related parties:
Accenture	$60,758	$52,170
Microsoft	5,150	3,256

Total	$65,908	$55,426

Unbilled services to related parties:
Accenture	$41,500	$28,294
Microsoft	3,715	3,807

Total	$45,215	$32,101

Due to related parties:
Accenture	$14,550	$9,154
Microsoft	912	845

Total	$15,462	$9,999

Deferred revenue:
Accenture	$1,233	$1,036
Microsoft	1,028	1,013

Total	$2,261	$2,049

The Company subleases its Seattle, Washington office space from Microsoft under an agreement that terminates in February 2009. The Company subleases its Chicago, Australia, Germany and Spain office space from Accenture on a month-to-month basis. Additionally, the Company may rent, on an as needed basis, desk space available in Accenture offices. Rent charged by Accenture varies each month based on the amount of space occupied by the Company. Rent incurred on leases with related parties approximates market rates for similar leases.

Related party expenses include $11,477 and $6,881 for the three months ended March 31, 2007 and 2006, respectively, and $21,100 and $12,439 for the six months ended March 31, 2007 and 2006, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft. Related party expenses for the three and six months ended March 31, 2007 also include $1,725 for technology infrastructure costs incurred with Accenture.

7.	SEGMENT REPORTING

Operating segments are defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company earns all of its revenues across all segments from Microsoft enterprise technology consulting services. From time to time, the geographic business areas work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating areas based on inter-company arrangements that reflect the market value of services. Corporate eliminations include general corporate expenses, inter-company eliminations and other revenues and charges not directly attributable to the segments.

The Company’s three reportable operating segments are the geographic business areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues before reimbursements:
Americas	$81,060	$63,012	$147,697	$117,754
Europe	64,574	48,437	123,983	90,586
Asia Pacific	14,766	7,249	26,458	14,364
Corporate and eliminations	1,017	(481)	1,247	(1,291)

Total	$161,417	$118,217	$299,385	$221,413

Operating income (loss):
Americas	$20,187	$11,875	$32,529	$18,579
Europe	11,802	8,644	19,438	12,605
Asia Pacific	1,253	(1,085)	1,841	(1,984)
Corporate and eliminations	(6,817)	(9,212)	(13,423)	(15,754)

Total	$26,425	$10,222	$40,385	$13,446

8.	NEWLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for the Company’s fiscal year ending September 30, 2007. The Company is currently evaluating the impact of SAB No. 108 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

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

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a minority shareholder, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to “fiscal 2006” means the 12-month period that ended on September 30, 2006. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

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

For a more detailed discussion of these factors, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. We undertake no obligation to update or revise any forward-looking statements.

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

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and Microsoft:

	Three Months Ended
	March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Related-party revenues before reimbursements:
Accenture	67%	67%	67%	68%
Microsoft	6%	6%	6%	6%

Revenues before reimbursements for the three and six months ended March 31, 2007 were $161,417 and $299,385, respectively, compared with $118,217 and $221,413 for the three and six months ended March 31, 2006, increases of 37% and 35%, respectively, in U.S. dollars and 28% in local currency terms.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the first and second quarters of fiscal 2007, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth will be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in the remainder of fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency terms.

We continue to experience pricing pressures from competitors as well as from clients facing pressure to control costs. Consolidation among our competitors continues, which affects our revenues and operating margins. Software and hardware companies are expanding their offerings to include consulting services that directly compete with ours, which also can affect our revenues and operating margins. In addition, the growing use of offshore resources to provide lower-cost service delivery capabilities within our industry is a source of pressure on our revenues and operating margins.

The primary categories of operating expenses are cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of consulting personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our client-service personnel. Utilization represents the percentage of our professionals’ time spent on work billable to our clients. Selling expense is driven primarily by personnel costs and business-development activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and professional fees, which we seek to manage as a percentage of revenues at levels consistent with or lower than levels in prior year periods.

Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three and six months ended March 31, 2007 was 35.2% and 33.2%, respectively, compared with 30.3% and 27.9%, respectively, for the three and six months ended March 31, 2006. The increases in gross margin for the three and six months ended March 31, 2007 were principally due to strong revenue growth and lower compensation, recruiting and training costs as a percentage of revenues before reimbursements, partially offset by increased use of sub-contractors.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. Because payroll costs are the most significant portion of our operating expenses, a primary element of our cost-management strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand of our services.

Our employee headcount increased to approximately 3,500 at March 31, 2007, from approximately 3,200 at September 30, 2006. Annualized attrition in the second quarter of fiscal 2007 was 22%, excluding involuntary terminations, up slightly from 20% in the first quarter of fiscal 2007 and consistent with trends we have historically experienced in the second quarter. Additionally, as of March 31, 2007 and September 30, 2006, we had approximately 2,600 and 2,000 professionals, respectively, who were contracted from Accenture as part of the Global Delivery Network we use to provide our solutions and capabilities. We continue to add substantial numbers of new employees and actively recruit new employees to balance our mix of skills and resources to meet current and projected demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage attrition or if we do not effectively assimilate large numbers of new employees into our workforce.

Selling, general and administrative costs as a percentage of revenues before reimbursements were 18.8% and 19.7%, respectively, for the three and six months ended March 31, 2007, compared with 21.7% and 21.8%, respectively, for the three and six months ended March 31, 2006. The decrease in these costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and lower compensation costs, facilities costs and professional fees as a percentage of revenues before reimbursements compared with the prior year.

Operating income as a percentage of revenues before reimbursements increased to 16.4% and 13.5%, respectively, for the three and six months ended March 31, 2007, from 8.6% and 6.1%, respectively, for the three and six months ended March 31, 2006. The increase in operating income as a percentage of revenues before reimbursements for the three and six months ended March 31, 2007 was principally due to strong revenue growth, improved gross margins, and lower compensation, professional fees and facilities costs as a percentage of revenues before reimbursements.

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

Revenues for each of our operating segments were as follows:

					Percent of
					Total Revenues
					Before
					Reimbursements
				Percent	for the Three
	Three Months Ended		Percent	Increase	Months Ended
	March 31,		Increase	Local	March 31,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$81,060	$63,012	29%	28%	50%	53%
Europe	64,574	48,437	33	20	40	41
Asia Pacific	14,766	7,249	104	61	9	6
Corporate and eliminations(1)	1,017	(481)	n/m	n/m	1	—

TOTAL Revenues Before Reimbursements	161,417	118,217	37	28	100%	100%

Reimbursements	9,812	7,928	24	18

TOTAL Revenues	$171,229	$126,145	36%	28%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Revenues increased 36%, or $45,084, to $171,229 for the three months ended March 31, 2007, compared with the same period for 2006. Revenues before reimbursements for the three months ended March 31, 2007 were $161,417 compared with $118,217 for the three months ended March 31, 2006, an increase of $43,200 or 37%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 67% of our consolidated revenues before reimbursements for both the three months ended March 31, 2007 and 2006, while Microsoft accounted for 6% of our consolidated revenues before reimbursements for both the three months ended March 31, 2007 and 2006.

Our Americas segment achieved revenues before reimbursements of $81,060 for the three months ended March 31, 2007, compared with $63,012 for the three months ended March 31, 2006, an increase of 29% in U.S. dollars and 28% in local currency terms. The increase was principally driven by growth in our business with Accenture and third-party clients for the three months ended March 31, 2007 when compared with the prior year.

Our Europe segment achieved revenues before reimbursements of $64,574 for the three months ended March 31, 2007, compared with $48,437 for the three months ended March 31, 2006, an increase of 33% in U.S. dollars and 20% in local currency terms. The increase was primarily driven by the impact of foreign currency translation related to the British pound and Euro, growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft for the three months ended March 31, 2007 when compared with the prior year.

Our Asia Pacific segment achieved revenues before reimbursements of $14,766 for the three months ended March 31, 2007, compared with $7,249 for the three months ended March 31, 2006, an increase of 104% in U.S. dollars and 61% in local currency terms. The increase was primarily due to growth in our business with Accenture and third-party clients, and to a lesser extent, growth in our business with Microsoft.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $144,804, an increase of $28,881, or 25%, over the three months ended March 31, 2006, and decreased as a percentage of revenues to 84.6% from 91.9%

during this period. Operating expenses before reimbursable expenses for the three months ended March 31, 2007 were $134,992, an increase of $26,997, or 25%, over the three months ended March 31, 2006, and decreased as a percentage of revenue before reimbursements to 83.6% from 91.4% over this period.

Cost of Services

Cost of services for the three months ended March 31, 2007 was $114,426, an increase of $24,123, or 27%, over the three months ended March 31, 2006, and decreased as a percentage of revenues to 66.8% from 71.6% over this period. Cost of services before reimbursable expenses for the three months ended March 31, 2007 was $104,614, an increase of $22,239, or 27%, over the three months ended March 31, 2006, and decreased as a percentage of revenues before reimbursements to 64.8% from 69.7% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 35.2% from 30.3% during this period. The decrease in costs of services as a percentage of revenues before reimbursements and increase in gross margin was principally due to strong revenue growth and lower compensation, recruiting and training costs as a percentage of revenues before reimbursements, partially offset by increased use of sub-contractors.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended March 31, 2007 were $30,378, an increase of $4,758, or 19%, over the three months ended March 31, 2006, and decreased as a percentage of revenues before reimbursements to 18.8% from 21.7% over this period. The decrease in selling, general and administrative costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and lower compensation costs, professional fees and facilities costs as a percentage of revenues before reimbursements, partially offset by increased technology infrastructure costs during the three months ended March 31, 2007 when compared with the prior year.

Operating Income

Operating income for the three months ended March 31, 2007 was $26,425 an increase of $16,203, or 159%, over the three months ended March 31, 2006, and increased as a percentage of revenues before reimbursements to 16.4% from 8.6% over this period. Operating income (loss) for each of the operating segments was as follows:

	Three Months Ended March 31,
	2007	2006	Increase

Americas	$20,187	$11,875	$8,312
Europe	11,802	8,644	3,158
Asia Pacific	1,253	(1,085)	2,338
Corporate and eliminations	(6,817)	(9,212)	2,395

	$26,425	$10,222	$16,203

The following Operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to improved contract margins derived from our Global Delivery Network resources and lower compensation costs as a percentage of revenues before reimbursements.

•	Europe operating income increased primarily due to lower compensation costs and management and royalty fees as a percentage of revenues before reimbursements, partially offset by lower contract margins in the United Kingdom.

•	Asia Pacific operating income increased primarily due to improved gross margins in Australia and Japan and lower compensation costs and management and royalty fees as a percentage of revenues before reimbursements.

•	Corporate and eliminations operating loss decreased primarily due to increased intercompany management and royalty fees and lower share-based compensation, partially offset by increased technology infrastructure costs.

Interest Income

Interest income for the three months ended March 31, 2007 was $881, an increase of $460, or 109%, over the three months ended March 31, 2006. The increase resulted primarily from higher average cash balances and an increase in interest rates.

Other Income (expense)

Other income for the three months ended March 31, 2007 was $203, compared with other income of $125 for the three months ended March 31, 2006. The increase resulted primarily from the impact of foreign currency exchange rates on an intercompany loan, partially offset by losses on foreign currency forward contracts.

Provision (Benefit) for Income Taxes

The effective tax rates for the three months ended March 31, 2007 and 2006 were 27.7% and 28.9%, respectively. We expect the effective tax rate for the remainder of fiscal 2007 to be 26.7%, which will result in an annual projected effective tax rate of (28.7)%. The fiscal 2006 annual effective tax rate was 17.5%, which included benefits recorded during the three months ended September 30, 2006 related to recognition of the future benefits of certain non-U.S. deferred tax assets.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenues for each of our operating segments were as follows:

					Percent of
				Percent	Total Revenues Before
	Six Months Ended		Percent	Increase	Reimbursements for the Six
	March 31,		Increase	Local	Months Ended March 31,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$147,697	$117,754	25%	25%	49%	53%
Europe	123,983	90,586	37	24	41	41
Asia Pacific	26,458	14,364	84	59	9	7
Corporate and eliminations(1)	1,247	(1,291)	n/m	n/m	1	(1)

TOTAL Revenues Before Reimbursements	299,385	221,413	35	28	100%	100%

Reimbursements	19,393	15,409	26	21

TOTAL Revenues	$318,778	$236,822	35%	28%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Revenues

Revenues increased 35%, or $81,956, to $318,778 for the six months ended March 31, 2007, compared with the same period for 2006. Revenues before reimbursements for the six months ended March 31, 2007 were $299,385, compared with $221,413 for the six months ended March 31, 2006, an increase of $77,972 or 35%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 67% and 68% of our consolidated revenues before reimbursements for the six months ended March 31, 2007 and 2006, respectively, while Microsoft accounted for 6% of our consolidated revenues before reimbursements for the six months ended March 31, 2007 and 2006.

Our Americas segment achieved revenues before reimbursements of $147,697 for the six months ended March 31, 2007, compared with $117,754 for the six months ended March 31, 2006, an increase of 25% in both U.S. dollars and local currency terms. The increase was principally driven by growth in our business with Accenture and third-party clients.

Our Europe segment achieved revenues before reimbursements of $123,983 for the six months ended March 31, 2007, compared with $90,586 for the six months ended March 31, 2006, an increase of 37% in U.S. dollars and 24% in local currency terms. The increase was primarily driven by the impact of foreign currency translation related to the British pound and Euro, growth in our business with Accenture and third-party clients, and to a lesser extent an increase in our business with Microsoft.

Our Asia Pacific segment achieved revenues before reimbursements of $26,458 for the six months ended March 31, 2007, compared with $14,364 for the six months ended March 31, 2006, an increase of 84% in U.S. dollars and 59% in local currency terms. The increase was primarily due to growth in our business with Accenture and Microsoft, and to a lesser extent growth in our business with third-party clients.

Operating Expenses

Operating expenses for the six months ended March 31, 2007 were $278,393, an increase of $55,017, or 25%, over the six months ended March 31, 2006, and decreased as a percentage of revenues to 87.3% from 94.3% during this period. Operating expenses before reimbursable expenses for the six months ended March 31, 2007 were $259,000, an increase of $51,033, or 25%, over the six months ended March 31, 2006, and decreased as a percentage of revenue before reimbursements to 86.5% from 93.9% over this period.

Cost of Services

Cost of services for the six months ended March 31, 2007 was $219,386, an increase of $44,234, or 25%, over the six months ended March 31, 2006, and decreased as a percentage of revenues to 68.8% from 74.0% over this period. Cost of services before reimbursable expenses for the six months ended March 31, 2007 was $199,993, an increase of $40,250, or 25%, over the six months ended March 31, 2006, and decreased as a percentage of revenues before reimbursements to 66.8% from 72.1% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 33.2% from 27.9% during this period. The decrease in costs of services as a percentage of revenues before reimbursements and increase in gross margin was principally due to strong revenue growth and lower compensation and recruiting costs as a percentage of revenues before reimbursements, partially offset by increased use of sub-contractors.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended March 31, 2007 were $59,007, an increase of $10,783, or 22%, over the six months ended March 31, 2006, and decreased as a percentage of revenues before reimbursements to 19.7% from 21.8% over this period. The decrease in selling, general and administrative costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and lower compensation, facilities costs and professional fees as a percentage of revenues before reimbursements when compared with the prior year.

Operating Income

Operating income for the six months ended March 31, 2007 was $40,385, an increase of $26,939, or 200%, from the six months ended March 31, 2006, and increased as a percentage of revenues before reimbursements to 13.5% from 6.1% over this period. Operating income (loss) for each of the operating segments was as follows:

	Six Months Ended March 31,
	2007	2006	Increase

Americas	$32,529	$18,579	$13,950
Europe	19,438	12,605	6,833
Asia Pacific	1,841	(1,984)	3,825
Corporate and eliminations	(13,423)	(15,754)	2,331

	$40,385	$13,446	$26,939

The following Operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to improved contract margins derived from our Global Delivery Network resources and lower compensation and facilities costs as a percentage of revenues before reimbursements.

•	Europe operating income increased primarily due to lower management and royalty fees and facilities and other support costs as a percentage of revenues before reimbursements.

•	Asia Pacific operating income increased primarily due to improved gross margins in Australia and Japan and lower compensation costs and management and royalty fees as a percentage of revenues before reimbursements.

•	Corporate and eliminations operating loss decreased primarily due to lower share-based compensation.

Interest Income

Interest income for the six months ended March 31, 2007 was $1,602, an increase of $801, or 100%, over the six months ended March 31, 2006. The increase resulted primarily from higher average cash balances and an increase in interest rates.

Other Income (expense)

Other income for the six months ended March 31, 2007 was $340, compared with other expense of $128 for the six months ended March 31, 2006. The increase resulted primarily from the impact of foreign currency exchange rates on an intercompany loan, partially offset by losses on foreign currency forward contracts.

Provision (Benefit) for Income Taxes

The effective tax rates for the six months ended March 31, 2007 and 2006 were (79.7)% and 28.3%, respectively. The effective tax rate for the six months ended March 31, 2007 was significantly impacted by a benefit of $(45,921) related to recognition of the future benefits and $(11,891) for the recognition of current year benefits for the reversal of deferred tax asset valuation allowances. We expect the effective tax rate for the remainder of fiscal 2007 to be 26.7%, which will result in an annual projected effective tax rate of (28.7)%. The fiscal 2006 annual effective tax rate was 17.5%, which included benefits recorded during the six months ended September 30, 2006 related to recognition of the future benefits of certain non-U.S. deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of March 31, 2007, there were no amounts outstanding on the line of credit. As of March 31, 2007 and September 30, 2006, cash and cash equivalents were $93,714 and $72,898, respectively. As of March 31, 2007 and September 30, 2006, we had working capital of $160,115 and $121,062, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Six Months Ended March 31,
			Increase
	2007	2006	(Decrease)

Net cash provided by (used in):
Operating activities	$28,980	$(1,921)	$30,901
Investing activities	(3,564)	(3,353)	(211)
Financing activities	(6,060)	399	(6,459)
Effect of exchange rate changes on cash and cash equivalents	1,460	(577)	2,037

Net increase (decrease) in cash and cash equivalents	$20,816	$(5,452)	$26,268

Operating activities: The $30,901 increase in cash provided was primarily due to an increase in net income exclusive of the impact of the deferred income tax (benefit) expense.

Investing activities: The $211 increase in cash used was primarily due to deferred technology infrastructure costs, an increase in restricted cash balances, partially offset by a decrease in capital expenditures during the first six months of fiscal 2007, compared with the first six months of fiscal 2006. The increase in Restricted cash equivalents is related to letters of credit resulting from restrictions imposed by certain government engagements and lease arrangements.

Financing activities: The $6,459 increase in cash used was primarily due to an increase in purchases of common stock in the first six months of fiscal 2007, compared with the first six months of fiscal 2006, partially offset by an increase in proceeds received from the exercise of stock options. For additional information, see Footnote 3 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar, Australian dollar and Indian rupee. Historically, we have not held any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of March 31, 2007 and September 30, 2006. The changes in fair value of all derivatives are recognized in Other income (expense) on our Consolidated Income Statements under Item 1 “Financial Statements.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Redeemable Common Stock and Employee Put Rights

Holders of our common stock issued upon exercise of options granted under our stock option plans have put rights that, under certain circumstances and conditions, require us to purchase shares of such stock at fair value. Holders of options to purchase our common stock also have similar put rights, but have not yet acquired the underlying stock. In addition, all stock issued pursuant to options or awards granted under our stock option plans are subject to call rights whereby we can repurchase them at fair value. These put and call rights may not be exercised by the holder or the Company, respectively, until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following each Semi-annual valuation conducted for determining the value of our common stock.

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $138,511 and $123,964 as of March 31, 2007 and September 30, 2006, respectively. We currently have limited historical information to use as a basis to estimate the probable impact of these rights on our liquidity. However, we will continue to closely monitor the number of shares of our common stock that we are required to repurchase during each 30-day exercise period and may be required to repurchase in future periods in order to manage the impact on our liquidity.

During the 30-day period following the Semi-annual valuation approved by the Board of Directors effective November 8, 2006, we exercised our call rights to purchase certain shares and certain employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of our common stock at a price of $7.96 per share. The total cash outlay for these transactions was $8,410. We withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. As of March 31, 2007, no amounts remained outstanding for company sponsored loans and related accrued interest. For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for our fiscal year ending September 30, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

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

We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of March 31, 2007, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $11,836, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $11,858.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities at March 31, 2007 is not material in relation to our consolidated financial position, results of operations, or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments since fiscal 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of our Company have each concluded that, as of the end of such period, our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2007, the Company issued 1,069,636 shares of common stock to current and recently-terminated employees for proceeds of $2,470 upon the exercise of options held by them. In each case, the issuance was effected in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as transactions not involving any public offering.

Purchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the second quarter of fiscal 2007:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	Publicly
	of Shares	Price Paid	Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs	or Programs

January 1, 2007 — January 31, 2007	1,954	$7.96	—	—
February 1, 2007 — February 28, 2007	119,177	7.96	—	—
March 1, 2007 — March 31, 2007	111,140	8.08	—	—

Total	232,271	$8.02	—	—

(1)	During the second quarter of fiscal 2007, the Company purchased 232,271 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 129,446 shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans in addition to 102,825 shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2007, Avanade held its 2007 Annual Meeting of Shareholders, at which shareholders voted upon the following matters:

In accordance with the Third Amended and Restated Contribution and Stockholders Agreement dated February 14, 2005, among Accenture Ltd, Accenture LLP, Accenture International SARL, Microsoft Corporation and Avanade Inc. (the “Contribution Agreement”), the following individuals were properly designated by Accenture for election to the Board:

Pamela J. Craig
Karl-Heinz Flöther
Robert N. Frerichs
Basilio Rueda

Also in accordance with the Contribution Agreement, Microsoft designated Simon Witts for election to the Board, and the Company’s chief executive officer, Mitchell C. Hill, was designated for election to the Board.

The shareholders elected all nominees as directors. A quorum was present at the meeting as required by Avanade’s by-laws. Set forth below is the number of votes cast for and against, and the number of abstentions/withheld and broker non-broker votes with respect to each director nominee:

				Broker
	For	Against	Abstain/Withheld	Non-Votes

Election of Directors:
Pamela J. Craig	76,881,265	0	1,671,344	*
Karl-Heinz Flöther	76,881,265	0	1,671,344	*
Robert N. Frerichs	76,881,265	0	1,671,344	*
Basilio Rueda	76,881,265	0	1,671,344	*
Simon Witts	76,881,265	0	1,671,344	*
Mitchell C. Hill	76,881,265	0	1,671,344	*

*	not applicable.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 3, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed January 20, 2006)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed January 20, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007
AVANADE INC.

By:	/s/ Dennis K. Knapp
Name: Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)