Form 10-Q
period 2007-06-30
Avanade Inc.
filed 2007-08-10
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 1, 2007 was 4,513,118.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2007 and September 30, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	June 30,	September 30,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,328	$72,898
Receivables from clients, net of allowances of $695 and $1,303, respectively	27,304	21,253
Due from related parties	96,360	55,426
Unbilled services to clients	21,781	21,256
Unbilled services to related parties	41,128	32,101
Deferred income taxes, net	17,620	1,394
Other current assets	4,242	6,116

Total current assets	307,763	210,444

NON-CURRENT ASSETS:
Restricted cash equivalents	606	222
Property and equipment, net of accumulated depreciation of $40,196 and $36,487, respectively	10,682	10,004
Goodwill	10,444	11,975
Other intangible assets, net of accumulated amortization of $4,916 and $4,250, respectively	615	1,281
Deferred income taxes, net	36,422	5,556
Other non-current assets	3,486	1,375

Total non-current assets	62,255	30,413

TOTAL ASSETS	$370,018	$240,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$18,758	$9,999
Accounts payable	18,549	14,204
Deferred revenues	3,892	3,009
Accrued payroll and related benefits	56,124	39,890
Accrued expenses	15,838	12,747
Income taxes payable	11,206	8,251
Other current liabilities	7,529	1,282

Total current liabilities	131,896	89,382

NON-CURRENT LIABILITIES	4,246	1,884
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	144,077	123,964
SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of June 30, 2007 and September 30, 2006, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 4,279,767 and 4,244,536 shares issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	—	—
Additional paid-in-capital	145,407	178,128
Notes receivable from exercise of stock options	—	(653)
Accumulated deficit	(55,613)	(154,363)
Accumulated other comprehensive (loss) income	(2)	2,508

Total shareholders’ equity	89,799	25,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$370,018	$240,857

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended June 30, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

REVENUES:
Revenues before reimbursements:
Related parties	$130,199	$95,207	$349,389	$257,811
Other	41,552	31,639	121,747	90,448

	171,751	126,846	471,136	348,259

Reimbursements:
Related parties	7,094	5,353	17,595	14,219
Other	4,885	3,430	13,777	9,973

	11,979	8,783	31,372	24,192

Revenues	183,730	135,629	502,508	372,451

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	116,999	86,642	316,992	246,385
Reimbursable expenses	11,979	8,783	31,372	24,192

Cost of services	128,978	95,425	348,364	270,577
Selling, general and administrative costs	32,438	25,403	91,445	73,627

Total operating expenses	161,416	120,828	439,809	344,204

OPERATING INCOME	22,314	14,801	62,699	28,247
Interest income	1,090	584	2,692	1,385
Interest expense	(1)	(17)	(9)	(21)
Other (expense) income	(47)	451	293	323

INCOME BEFORE INCOME TAXES	23,356	15,819	65,675	29,934
Provision (benefit) for income taxes	669	4,756	(33,075)	8,745

NET INCOME	$22,687	$11,063	$98,750	$21,189

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended June 30, 2007
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

						Notes
						Receivable
	Convertible					from		Accumulated
	Series A				Additional	Exercise of		Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Shareholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Options	Deficit	(Loss) Income	Equity

Balance as of September 30, 2006	$7	74,750,903	$—	4,244,536	$178,128	$(653)	$(154,363)	$2,508	$25,627
Comprehensive income:
Net income							98,750		98,750
Foreign currency translation adjustments								(2,510)	(2,510)

Comprehensive income									96,240
Income tax benefit on share-based compensation plans					326				326
Accenture contributions					90				90
Change in redeemable common stock					(20,113)				(20,113)
Share-based compensation expense					1,725				1,725
Issuances of common stock related to employee share programs				2,593,870	6,528				6,528
Purchases of common stock				(2,558,639)	(21,277)	662			(20,615)
Repayment of employee notes receivable						1			1
Interest on notes received from exercise of stock options						(10)			(10)

Balance as of June 30, 2007	$7	74,750,903	$—	4,279,767	$145,407	$—	$(55,613)	$(2)	$89,799

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended June 30, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,750	$21,189
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities — Depreciation and amortization	5,046	5,794
Unrealized foreign currency (gain) on intercompany notes	(7,877)	(5,574)
Loss on disposal of property and equipment, net	78	55
Deferred income tax (benefit) expense	(45,236)	375
Share-based compensation expense	1,725	5,190
Change in assets and liabilities —
Receivables from clients, net	(3,825)	458
Due from related parties	(38,007)	(1,910)
Unbilled services to clients	450	(4,294)
Unbilled services to related parties	(7,283)	(17,277)
Other current assets	2,009	65
Due to related parties	8,610	2,339
Accounts payable	760	(2,944)
Deferred revenues	747	1,012
Accrued payroll and related benefits	12,556	5,479
Accrued expenses	2,104	(1,090)
Income taxes payable	2,465	(2,907)
Other current liabilities	9,401	4,246

Net cash provided by operating activities	42,473	10,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	12	1
Purchases of property and equipment	(4,805)	(4,209)
Deferred technology infrastructure costs	(1,697)	—
Transfer from restricted cash equivalents	(362)	50

Net cash used in investing activities	(6,852)	(4,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(19,479)	(1,966)
Proceeds from exercise of stock options	5,393	3,810
Repayments of employee notes receivable	1	8
Payment of capital lease obligations	—	(1)
Capital contribution from Accenture	90	5
Excess tax benefits from share-based payment arrangements	211	130

Net cash (used in) provided by financing activities	(13,784)	1,986
Effect of exchange rate changes on cash and cash equivalents	4,593	2,451

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,430	10,485
CASH AND CASH EQUIVALENTS, beginning of period	72,898	55,256

CASH AND CASH EQUIVALENTS, end of period	$99,328	$65,741

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2006 (the “2006 Form 10-K”). The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the Company’s fiscal year 2007. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

On May 23, 2007, the Company’s Board of Directors (the “Board”) resolved that the Company’s fiscal year that began on October 1, 2006 will end on August 31, 2007, and from and after that date, the fiscal year of the Company will be the period beginning September 1 of each year and ending on August 31 of the following year. The Company intends to file a transition report on Form 10-K to reflect the 11 month transition period of October 1, 2006 through August 31, 2007.

2.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	June 30,
	2007	2006

Three months ended	$22,229	$7,775
Nine months ended	96,240	18,981

3.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Under the terms of the Company’s option plans, the Company is required to determine the value of the Company’s common stock as of the end of its fiscal year and as of the end of its second fiscal quarter each year (the “Semi-annual Valuation”). In addition, under the authority of the Board, the Company has elected to perform quarterly valuations as of the end of its first and third fiscal quarters each year. The calculations of the quarterly valuation reflected herein for the period ended June 30, 2007 have been prepared by a third party in accordance with the Board’s normal procedures and have been reviewed by the Audit Committee of the Board, but have not been approved by the Board as of August 9, 2007. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to assist the Board in determining the estimated fair value of the total equity of the Company.

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

Vested shares of common stock issued under the Company’s option plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as employment services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding as of June 30, 2007 and September 30, 2006, respectively. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on the Consolidated Balance Sheets.

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	June 30,	September 30,
	2007	2006

Vested common stock subject to put rights	$40,827	$33,785
Intrinsic value of stock options	103,250	90,179

	$144,077	$123,964

The Company’s share repurchase activity during the nine months ended June 30, 2007 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)(2)	2,100,373	$17,637
Other purchases(3)(4)	458,266	3,640

	2,558,639	21,277

Less:
Amounts withheld for employee loan repayments(5)		662
Non-cash amounts related to “stock-swaps”(4)		1,136

Net cash out-lay		$19,479

(1)	During the 30 day period following the semi-annual valuation approved by the Board effective May 23, 2007, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective June 25, 2007, of an aggregate of 1,043,789 shares of the Company’s common stock at a price of $8.84 per share.

(2)	During the 30 day period following the semi-annual valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of the Company’s common stock at a price of $7.96 per share.

(3)	During the nine months ended June 30, 2007, as authorized under its option plans, the Company acquired 317,392 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(4)	During the nine months ended June 30, 2007, as authorized under its option plans, the Company acquired 140,874 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

(5)	The Company withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held. As of June 30, 2007, no amounts remained outstanding for the Company sponsored loans and related accrued interest.

For a description of the Company’s option plans and related call and put rights, see Footnote 7 (Share-Based Compensation) to the Company’s fiscal 2006 Consolidated Financial Statements included in the 2006 Form 10-K.

4.	INCOME TAXES

As of December 31, 2006, the Company eliminated all of the valuation allowance related to net U.S. deferred tax assets. The amounts eliminated were $47,161 related to expected realization of future year benefits that was recorded as a discrete item in the quarter ended December 31, 2006, and $9,474 related to the expected realization of current year benefits that was reflected as a reduction in the annual effective tax rate. Of the $47,161 discrete item related to net U.S. deferred tax assets, $46,074 was recorded as a benefit in the Company’s Consolidated Income Statements.

As of June 30, 2007, the Company eliminated all of the valuation allowances related to net deferred tax assets in Australia. The amounts eliminated were $5,677 related to expected realization of future year benefits that was recorded as a discrete item in the quarter ended June 30, 2007, and $677 related to the expected realization of current year benefits that was reflected as a reduction of the annual effective tax rate.

The elimination of the U.S. and Australia valuation allowances significantly reduced the effective tax rate to (50.4)% for the nine months ended June 30, 2007. In addition, $1,531 was recorded as a reduction of Goodwill on the Company’s Consolidated Balance Sheets as of June 30, 2007. The reversal of the valuation allowances is reflected on the Company’s Consolidated Balance Sheets and resulted in current Deferred income taxes, net of $17,620 and net non-current Deferred income taxes of $36,422 as of June 30, 2007.

As of June 30, 2007, the Company had $10,659 net deferred income tax assets related to certain non-U.S. tax net operating loss carryforwards for which the Company provided a full valuation allowance resulting from the Company’s determination that it was not more likely than not to realize the benefits of these deferred tax assets.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies

As of June 30, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on their evaluation of the present status of these litigation matters, management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (together with its affiliates, “Accenture”). Microsoft Corporation (together with its affiliates, “Microsoft”) holds a minority ownership interest in the Company.

The Company’s related-party transactions with Accenture and Microsoft were as follows:

	Three Month Ended June 30,		Nine Month Ended June 30,
	2007	2006	2007	2006

Related-party revenues before reimbursements:
Accenture	$116,472	$85,724	$317,708	$235,791
Microsoft	13,727	9,483	31,681	22,020

Total	$130,199	$95,207	$349,389	$257,811

Related-party reimbursements:
Accenture	$4,778	$3,436	$13,078	$11,042
Microsoft	2,316	1,917	4,517	3,177

Total	$7,094	$5,353	$17,595	$14,219

Related-party expenses:
Accenture	$15,878	$8,823	$38,571	$22,129
Microsoft	940	665	2,755	2,169

Total	$16,818	$9,488	$41,326	$24,298

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party balances with Accenture and Microsoft were as follows:

	June 30,	September 30,
	2007	2006

Due from related parties:
Accenture	$87,415	$52,170
Microsoft	8,945	3,256

Total	$96,360	$55,426

Unbilled services to related parties:
Accenture	$37,783	$28,294
Microsoft	3,345	3,807

Total	$41,128	$32,101

Due to related parties:
Accenture	$18,421	$9,154
Microsoft	337	845

Total	$18,758	$9,999

Deferred revenue:
Accenture	$1,052	$1,036
Microsoft	1,096	1,013

Total	$2,148	$2,049

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

Related party expenses include $13,933 and $8,306 for the three months ended June 30, 2007 and 2006, respectively, and $35,033 and $20,745 for the nine months ended June 30, 2007 and 2006, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft. Related party expenses for the three and nine months ended June 30, 2007 also include $231 and $1,956, respectively, for technology infrastructure costs incurred with Accenture.

7.	SEGMENT REPORTING

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

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

Information regarding the Company’s reportable operating segments was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues before reimbursements:
Americas	$91,387	$69,613	$239,084	$187,367
Europe	63,220	51,063	187,203	141,649
Asia Pacific	16,104	7,929	42,562	22,293
Corporate and eliminations	1,040	(1,759)	2,287	(3,050)

Total	$171,751	$126,846	$471,136	$348,259

Operating income (loss):
Americas	$25,692	$16,251	$58,221	$34,830
Europe	5,083	9,485	24,521	22,090
Asia Pacific	(1,612)	(1,012)	229	(2,996)
Corporate and eliminations	(6,849)	(9,923)	(20,272)	(25,677)

Total	$22,314	$14,801	$62,699	$28,247

8.	NEWLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, will be effective for the Company beginning September 1, 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for the Company’s fiscal year ending August 31, 2007. The Company is currently evaluating the impact of SAB No. 108 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

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

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a minority shareholder, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which has historically ended on September 30. For example, a reference to “fiscal 2006” means the 12-month period that ended on September 30, 2006. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

Change in Fiscal Year

On May 23, 2007, our Board of Directors (the “Board”) resolved that our fiscal year beginning on October 1, 2006 will end on August 31, 2007, and from and after that date, our fiscal year will be the period beginning September 1 of each year and ending on August 31 of the following year. We intend to file a transition report on Form 10-K to reflect the 11 month transition period of October 1, 2006 through August 31, 2007.

Overview

Avanade is a global technology company that specializes in delivering services and solutions using Microsoft enterprise technology. We were formed as a joint venture between Accenture and Microsoft. Accenture and Microsoft continue to account for the majority of our business engagements. We work with businesses of all sizes across many industries.

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

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and Microsoft:

	Three Months
	Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Related-party revenues before reimbursements:
Accenture	68%	68%	67%	68%
Microsoft	8%	7%	7%	6%

Revenues before reimbursements for the three and nine months ended June 30, 2007 were $171,751 and $471,136, respectively, compared with $126,846 and $348,259 for the three and nine months ended June 30, 2006, increases of 35% in U.S. dollars in both periods and 31% and 29%, respectively, in local currency terms.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the first three quarters of fiscal 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth will be higher than our growth in local currency terms. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency terms.

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

Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three and nine months ended June 30, 2007 was 31.9% and 32.7%, respectively, compared with 31.7% and 29.3%, respectively, for the three and nine months ended June 30, 2006. The increases in gross margin for the three and nine months ended June 30, 2007 were principally due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements, partially offset by an increased use of sub-contractors.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. Because payroll costs are the most significant portion of our operating expenses, a primary element of our cost-management strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services.

Our employee headcount increased to approximately 3,800 at June 30, 2007, from approximately 3,200 at September 30, 2006. Annualized attrition in the third quarter of fiscal 2007 was 19%, excluding involuntary terminations, down from the second quarter of fiscal 2007 and consistent with our historical third quarter trends. Additionally, as of June 30, 2007 and September 30, 2006, we had approximately 2,900 and 2,000 professionals, respectively, who were contracted from Accenture as part of the Global Delivery Network we use to provide our solutions and capabilities. We continue to add substantial numbers of new employees and actively recruit new employees to balance our mix of skills and resources to meet current and projected demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage attrition or if we do not effectively assimilate substantial numbers of new employees into our workforce.

Selling, general and administrative costs as a percentage of revenues before reimbursements were 18.9% and 19.4%, respectively, for the three and nine months ended June 30, 2007, compared with 20.0% and 21.1%, respectively, for the three and nine months ended June 30, 2006. The decrease in these costs as a percentage of revenues before reimbursements for the three and nine months ended June 30, 2007 was primarily due to strong revenue growth and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating income as a percentage of revenues before reimbursements increased to 13.0% and 13.3%, respectively, for the three and nine months ended June 30, 2007, from 11.7% and 8.1%, respectively, for the three and nine months ended June 30, 2006. The increase in operating income as a percentage of revenues before reimbursements for the three and nine months ended June 30, 2007 was principally due to strong revenue growth, improved contract margins and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended September 30, 2006.

Revenues by Segment/Geographic Business Area

Our three reportable operating segments are our geographic business areas: the Americas, Europe and Asia Pacific. We manage our segments on the basis of revenues before reimbursements because we believe they are a better indicator of segment performance than revenues. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the geographic areas served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to an increased need on behalf of some of our operating segments to tailor their workforces to the needs of local businesses. Local currency fluctuations also tend to affect our operating segments differently, depending on the geographic concentrations and locations of their businesses.

Revenues for each of our operating segments were as follows:

					Percent of
					Total Revenues
					Before
					Reimbursements
				Percent	for the Three
	Three Months Ended		Percent	Increase	Months Ended
	June 30,		Increase	Local	June 30,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$91,387	$69,613	31%	31%	53%	55%
Europe	63,220	51,063	24	15	37	40
Asia Pacific	16,104	7,929	103	89	9	6
Corporate and eliminations(1)	1,040	(1,759)	n/m	n/m	1	(1)

TOTAL Revenues Before Reimbursements	171,751	126,846	35	31	100%	100%

Reimbursements	11,979	8,783	36	33

TOTAL Revenues	$183,730	$135,629	35%	31%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues increased 35%, or $48,101, to $183,730 for the three months ended June 30, 2007, compared with the same period for 2006. Revenues before reimbursements for the three months ended June 30, 2007 were $171,751 compared with $126,846 for the three months ended June 30, 2006, an increase of $44,905 or 35%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 68% of our consolidated revenues before reimbursements for both the three months ended June 30, 2007 and 2006, while Microsoft accounted for 8% and 7% of our consolidated revenues before reimbursements for the three months ended June 30, 2007 and 2006, respectively.

Our Americas segment achieved revenues before reimbursements of $91,387 for the three months ended June 30, 2007, compared with $69,613 for the three months ended June 30, 2006, an increase of 31% in both U.S. dollars and local currency terms. The increase was principally driven by growth in our business with Accenture and third-party clients and, to a lesser extent, growth in our business with Microsoft.

Our Europe segment achieved revenues before reimbursements of $63,220 for the three months ended June 30, 2007, compared with $51,063 for the three months ended June 30, 2006, an increase of 24% in U.S. dollars and 15% in local currency terms. The increase was primarily driven by growth in our business with Accenture, favorable foreign currency translation related to the Euro and British pound and growth in our business with third-party clients.

Our Asia Pacific segment achieved revenues before reimbursements of $16,104 for the three months ended June 30, 2007, compared with $7,929 for the three months ended June 30, 2006, an increase of 103% in U.S. dollars and 89% in local currency terms. The increase was primarily due to growth in Australia in our business with Accenture and third-party clients and favorable foreign currency translation related to the Australian dollar.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $161,416, an increase of $40,588, or 34%, over the three months ended June 30, 2006, and decreased as a percentage of revenues to 87.9% from 89.1% during this period. Operating expenses before reimbursable expenses for the three months ended June 30, 2007 were $149,437, an increase of $37,392, or 33%, over the three months ended June 30, 2006, and decreased as a percentage of revenue before reimbursements to 87.0% from 88.3% over this period.

Cost of Services

Cost of services for the three months ended June 30, 2007 was $128,978, an increase of $33,553, or 35%, over the three months ended June 30, 2006, and decreased as a percentage of revenues to 70.2% from 70.4% over this period. Cost of services before reimbursable expenses for the three months ended June 30, 2007 was $116,999, an increase of $30,357, or 35%, over the three months ended June 30, 2006, and decreased as a percentage of revenues before reimbursements to 68.1% from 68.3% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 31.9% from 31.7% during this period. The decrease in Cost of services as a percentage of revenues before reimbursements and increase in gross margin were principally due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements, partially offset by increased use of sub-contractors.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended June 30, 2007 were $32,438, an increase of $7,035, or 28%, over the three months ended June 30, 2006, and decreased as a percentage of revenues before reimbursements to 18.9% from 20.0% over this period. The decrease as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating Income

Operating income for the three months ended June 30, 2007 was $22,314 an increase of $7,513, or 51%, over the three months ended June 30, 2006, and increased as a percentage of revenues before reimbursements to 13.0% from 11.7% over this period. The increase in operating income as a percentage of revenues before reimbursements was principally due to strong revenue growth, improved contract margins, and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating income (loss) for each of the operating segments was as follows:

	Three Months Ended June 30,
			Increase
	2007	2006	(Decrease)

Americas	$25,692	$16,251	$9,441
Europe	5,083	9,485	(4,402)
Asia Pacific	(1,612)	(1,012)	(600)
Corporate and eliminations	(6,849)	(9,923)	3,074

	$22,314	$14,801	$7,513

The following Operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to lower compensation costs as a percentage of revenues before reimbursements and improved contract margins from our Global Delivery Network resources.

•	Europe operating income decreased primarily due to lower contract margins in the United Kingdom and higher royalty and management fees.

•	Asia Pacific operating income decreased primarily due to higher royalty and management fees and compensation costs, partially offset by strong revenue growth and improved contract margins in Australia.

•	Corporate and eliminations operating loss decreased primarily due to increased intercompany royalty and management fees, and improved contract margins from Global Delivery Network resources in our business with Accenture, partially offset by higher compensation costs and technology infrastructure costs.

Interest Income

Interest income for the three months ended June 30, 2007 was $1,090, an increase of $506, or 87%, over the three months ended June 30, 2006. The increase resulted primarily from higher average cash balances and an increase in interest rates.

Other (Expense) Income

Other expense for the three months ended June 30, 2007 was $47, compared with other income of $451 for the three months ended June 30, 2006. The decrease resulted primarily from losses on foreign currency forward contracts, partially offset by the impact of foreign currency exchange rates on an intercompany loan.

Provision (Benefit) for Income Taxes

The effective tax rates for the three months ended June 30, 2007 and 2006 were 2.9% and 30.1%, respectively. Our effective tax rate declined in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to the elimination of the valuation allowance on our Australia deferred tax assets.

The elimination of the Australia valuation allowance was reported as a discrete item in the quarter ended June 30, 2007. Excluding the impact of discrete items recorded in the nine months ended June 30, 2007, our forecasted fiscal 2007 effective tax rate is 25.6%.

The fiscal 2006 annual effective tax rate was 17.5%, The forecasted fiscal 2007 effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits related to recognition of the future benefits of certain non-U.S. deferred tax assets, which reduced the fiscal 2006 annual effective tax rate by 10.3 percentage points.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenues for each of our operating segments were as follows:

					Percent of
					Total Revenues
					Before
					Reimbursements
				Percent	for the Nine
	Nine Months Ended		Percent	Increase	Months Ended
	June 30,		Increase	Local	June 30,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$239,084	$187,367	28%	27%	51%	54%
Europe	187,203	141,649	32	21	40	41
Asia Pacific	42,562	22,293	91	70	9	6
Corporate and eliminations(1)	2,287	(3,050)	n/m	n/m	—	(1)

TOTAL Revenues Before Reimbursements	471,136	348,259	35	29	100%	100%

Reimbursements	31,372	24,192	30	25

TOTAL Revenues	$502,508	$372,451	35%	29%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Revenues

Revenues increased 35%, or $130,057, to $502,508 for the nine months ended June 30, 2007, compared with the same period for 2006. Revenues before reimbursements for the nine months ended June 30, 2007 were $471,136, compared with $348,259 for the nine months ended June 30, 2006, an increase of $122,877 or 35%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 67% and 68% of our consolidated revenues before reimbursements for the nine months ended June 30, 2007 and 2006, respectively, while Microsoft accounted for 7% and 6% of our consolidated revenues before reimbursements for the nine months ended June 30, 2007 and 2006, respectively.

Our Americas segment achieved revenues before reimbursements of $239,084 for the nine months ended June 30, 2007, compared with $187,367 for the nine months ended June 30, 2006, an increase of 28% in U.S. dollars and 27% in local currency terms. The increase was principally driven by growth in our business with Accenture and third-party clients and, to a lesser extent, growth in our business with Microsoft.

Our Europe segment achieved revenues before reimbursements of $187,203 for the nine months ended June 30, 2007, compared with $141,649 for the nine months ended June 30, 2006, an increase of 32% in U.S. dollars and 21% in local currency terms. The increase was primarily driven by growth in our business with Accenture, favorable foreign currency translation related to the Euro and British pound and growth in our business with third-party clients.

Our Asia Pacific segment achieved revenues before reimbursements of $42,562 for the nine months ended June 30, 2007, compared with $22,293 for the nine months ended June 30, 2006, an increase of 91% in U.S. dollars and 70% in local currency terms. The increase was primarily driven by growth in Australia and Japan in our business with Accenture, favorable foreign currency translation related to the Australian dollar and growth in our business with Microsoft.

Operating Expenses

Operating expenses for the nine months ended June 30, 2007 were $439,809, an increase of $95,605, or 28%, over the nine months ended June 30, 2006, and decreased as a percentage of revenues to 87.5% from 92.4% during this period. Operating expenses before reimbursable expenses for the nine months ended June 30, 2007 were $408,437, an increase of $88,425, or 28%, over the nine months ended June 30, 2006, and decreased as a percentage of revenue before reimbursements to 86.7% from 91.9% over this period.

Cost of Services

Cost of services for the nine months ended June 30, 2007 was $348,364, an increase of $77,787, or 29%, over the nine months ended June 30, 2006, and decreased as a percentage of revenues to 69.3% from 72.6% over this period. Cost of services before reimbursable expenses for the nine months ended June 30, 2007 was $316,992, an increase of $70,607, or 29%, over the nine months ended June 30, 2006, and decreased as a percentage of revenues before reimbursements to 67.3% from 70.7% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 32.7% from 29.3% during this period. The decrease in Cost of services as a percentage of revenues before reimbursements and increase in gross margin was principally due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements, partially offset by increased use of sub-contractors.

Selling, General and Administrative Costs

Selling, general and administrative costs for the nine months ended June 30, 2007 were $91,445, an increase of $17,818, or 24%, over the nine months ended June 30, 2006, and decreased as a percentage of revenues before reimbursements to 19.4% from 21.1% over this period. The decrease as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating Income

Operating income for the nine months ended June 30, 2007 was $62,699, an increase of $34,452, or 122%, over the nine months ended June 30, 2006, and increased as a percentage of revenues before reimbursements to 13.3% from 8.1% over this period. The increase in operating income as a percentage of revenues before reimbursements was principally due to strong revenue growth, improved contract margins, and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating income (loss) for each of the operating segments was as follows:

	Nine Months Ended June 30,
	2007	2006	Increase

Americas	$58,221	$34,830	$23,391
Europe	24,521	22,090	2,431
Asia Pacific	229	(2,996)	3,225
Corporate and eliminations	(20,272)	(25,677)	5,405

	$62,699	$28,247	$34,452

The following Operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to improved contract margins from our Global Delivery Network resources and lower compensation costs as a percentage of revenues before reimbursements.

•	Europe operating income increased primarily due to strong revenue growth and improved contract margins in Spain and Italy, partially offset by higher compensation costs and royalty and management fees.

•	Asia Pacific operating income increased primarily due to strong revenue growth and improved contract margins in Australia and Japan, partially offset by higher royalty and management fees and compensation costs.

•	Corporate and eliminations operating loss decreased primarily due to increased intercompany royalty and management fees, and improved contract margins from Global Delivery Network resources in our business with Accenture, partially offset by higher compensation costs.

Interest Income

Interest income for the nine months ended June 30, 2007 was $2,692, an increase of $1,307, or 94%, over the nine months ended June 30, 2006. The increase resulted primarily from higher average cash balances and an increase in interest rates.

Other Income

Other income for the nine months ended June 30, 2007 was $293, compared with $323 for the nine months ended June 30, 2006. The decrease resulted primarily from losses on foreign currency forward contracts, partially offset by the impact of foreign currency exchange rates on an intercompany loan.

Provision (Benefit) for Income Taxes

The effective tax rates for the nine months ended June 30, 2007 and 2006 were (50.4)% and 29.2%, respectively. The effective tax rate for the nine months ended June 30, 2007 was significantly impacted by discrete items recorded in the first and third quarters of fiscal 2007 related to the elimination of U.S. and Australia valuation allowances as well as current year benefits, which reduced the effective tax rate for the nine months ended June 30, 2007 by 76.5 percentage points. Our forecasted fiscal 2007 effective tax rate, excluding the impact of these discrete items is 25.6%.

The fiscal 2006 annual effective tax rate was 17.5%. The forecasted fiscal 2007 effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits related to recognition of the future benefits of certain non-U.S. deferred tax assets, which reduced the fiscal 2006 annual effective tax rate by 10.3 percentage points.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of June 30, 2007, there were no amounts outstanding on the line of credit. As of June 30, 2007 and September 30, 2006, cash and cash equivalents were $99,328 and $72,898, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Nine Months Ended June 30,
			Increase
	2007	2006	(Decrease)

Net cash provided by (used in):
Operating activities	$42,473	$10,206	$32,267
Investing activities	(6,852)	(4,158)	(2,694)
Financing activities	(13,784)	1,986	(15,770)
Effect of exchange rate changes on cash and cash equivalents	4,593	2,451	2,142

Net increase in cash and cash equivalents	$26,430	$10,485	$15,945

Operating activities:  The $32,267 increase in cash provided was primarily due to higher Net income, exclusive of the impact of the deferred income tax (benefit) expense, partially offset by an increase in amounts due from related parties.

Investing activities:  The $2,694 increase in cash used was primarily due to deferred technology infrastructure costs and an increase in capital expenditures.

Financing activities:  The $15,770 increase in cash used was primarily due to an increase in purchases of common stock in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006, partially offset by an increase in proceeds from the exercise of stock options. For additional information, see Footnote 3 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar and Australian dollar. Historically, we have not held any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of June 30, 2007 and September 30, 2006. The changes in fair value of all derivatives are recognized in Other income (expense) on our Consolidated Income Statements under Item 1 “Financial Statements.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

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

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $144,077 and $123,964 as of June 30, 2007 and September 30, 2006, respectively. We currently have limited historical information to use as a basis to estimate the probable impact of these rights on our liquidity. However, in order to manage the impact on our liquidity, we continue to closely monitor the number of shares of our common stock that we are required to repurchase during each 30-day exercise period as well as shares of our common stock that we may be required to repurchase in future periods.

During the 30-day period following the Semi-annual valuation approved by the Board effective May 23, 2007, we exercised our call rights to purchase certain shares and certain employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective June 25, 2007, of an aggregate of 1,043,789 shares of our common stock at a price of $8.84 per share. The total cash outlay for these transactions was $9,227.

During the 30-day period following the Semi-annual valuation approved by the Board effective November 8, 2006, we exercised our call rights to purchase certain shares and certain employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of our common stock at a price of $7.96 per share. The total cash outlay for these transactions was $8,410. We withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held, plus in certain cases, tax withholding obligations. As of June 30, 2007, no amounts remained outstanding for company sponsored loans and related accrued interest. For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

Newly Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, will be effective for us beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for our fiscal year ending August 31, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

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

We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of June 30, 2007, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $11,689, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $11,689.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities at June 30, 2007 is not material in relation to our consolidated financial position, results of operations, or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments since fiscal 2002.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of fiscal 2007, the Company issued 785,982 shares of common stock to current and recently terminated employees for proceeds of $2,204 upon the exercise of options held by them. In each case, the issuance was effected in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as transactions not involving any public offering.

Purchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the third quarter of fiscal 2007:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	Publicly
	of Shares	Price Paid	Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs	or Programs

April 1, 2007 — April 30, 2007	46,459	$8.08	—	—
May 1, 2007 — May 31, 2007	30,461	8.08	—	—
June 1, 2007 — June 30, 2007	1,068,366	8.84	—	—

Total	1,145,286	$8.79	—	—

(1)	During the third quarter of fiscal 2007, the Company purchased 1,145,286 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 96,190 shares of the Company’s common stock via share withholding for payroll obligations due from employees in connection with the delivery of shares of the Company’s common stock under the Company’s various equity share plans, in addition to 5,307 shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options. 1,043,789 of these shares were purchased by the Company as a result of the Company exercising its right to call shares, or the shareholder exercising their right to put shares, under the Company’s equity share plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 3, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed January 20, 2006)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed January 20, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007
AVANADE INC.

By:	/s/ Dennis K. Knapp
Name: Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)