Form 10-KT
period 2007-08-31
Avanade Inc.
filed 2007-11-21
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR
☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2006 to August 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on March 31, 2007 was approximately $20,260,689 based on the then-current sales price of the Registrant’s common shares, par value $0.0001 per share, of $8.08.

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 5, 2007 was 4,987,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Information Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

AVANADE INC.

PART I

On May 23, 2007, our Board of Directors (the “Board”) resolved that our fiscal year that began on October 1, 2006 would end on August 31, 2007, and from and after that date, our fiscal year would be the period beginning September 1 of each year and ending on August 31 of the following year. As a result, this Form 10-K is a Transition Report and includes financial information for the 11-month transition period of October 1, 2006 through August 31, 2007, which we refer to as “fiscal 2007” or “fiscal year 2007.” All references to years prior to fiscal 2007, unless otherwise noted, refer to our historical fiscal year, which ended on September 30. For example, a reference to “fiscal 2006” means the 12-month period ended September 30, 2006. All references to quarters, unless otherwise noted and except for our two-month fiscal fourth quarter ended August 31, 2007, refer to the historical quarters of our fiscal year prior to our fiscal year end change. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

In this Transition Report on Form 10-K, we use the terms “Avanade,” “we,” “our Company,” “our” and “us” to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, Accenture LLP, which is a subsidiary of Accenture Ltd, a Bermuda holding company, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a Washington corporation, a minority shareholder, and its affiliates. Avanade® is a registered trademark of Avanade Inc. All other trademarks, service marks or trade names referred to in this Transition Report on Form 10-K are the property of their respective owners.

Disclosure Regarding Forward-Looking Statements

This Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed below under the section entitled “Risk Factors.”

Available Information

You may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Avanade has adopted a Code of Business Ethics that applies to all of Avanade’s employees, officers and directors. Avanade’s Code of Business Ethics is publicly available on the Investor Relations section of our website (www.avanade.com/about/invest.aspx). We do not intend for information contained on our website to be part of this Transition Report on Form 10-K.

The materials we file or furnish pursuant to the Exchange Act are available free of charge through our website (www.avanade.com/about/invest.aspx), via a link to the SEC’s internet site, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We will provide copies of the SEC filings upon request without charge. Requests for materials should be made to Investor Relations of Avanade Inc., 2211 Elliott Avenue, Suite 200, Seattle, Washington 98121, telephone +1 (206) 239-5600, fax +1 (206) 239-5605, email: investor.relations@avanade.com.

ITEM 1.	BUSINESS

Overview

Avanade Inc. is a global technology consulting company that specializes in delivering services and solutions using Microsoft enterprise technology. As of August 31, 2007, we had more than 3,900 employees in 22 countries delivering services to our clients and an additional 3,000 professionals contracted from Accenture as part of the global delivery network we use to provide our solutions and capabilities. We work with businesses of varying sizes across many industry sectors, including financial services, manufacturing and technology, as well as government agencies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment/Geographic Business Area” below for additional detail regarding the geographic distribution of our revenues.

Avanade was originally incorporated under the laws of the State of Delaware on February 9, 2000, and reincorporated in the State of Washington on December 27, 2002. Our corporate headquarters are located at 2211 Elliott Avenue, Suite 200, Seattle, Washington 98121. Accenture holds the majority of our outstanding equity, and Microsoft holds a minority ownership interest. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Avanade helps clients use information technology to generate revenue, reduce costs and reinvest in innovation for competitive advantage. By extending Microsoft technologies, Avanade solutions are designed to help clients streamline operations; create new products and services; optimize digital collaboration with and among clients, employees, partners, suppliers, shareholders and communities; and better serve their own customers. Avanade invests in the development of capabilities and intellectual property used to accelerate the design, development and deployment of solutions for our clients and to maximize the client’s return on their information technology investments. Each of our solutions includes a mix of assets, intellectual property and best practices developed from previous deployments and are designed to reduce the time, risk and cost associated with implementing new technology solutions in support of our clients’ business objectives.

Solutions

Avanade delivers solutions in three main market areas. We combine highly skilled people and reusable solutions for our clients in the following areas:

•	Our largest area of business is driven by our client’s demand for assistance with application development and integration based on the Microsoft .NET platform. Avanade uses Microsoft .NET technology in a cost-effective manner to design, develop, deploy, integrate, manage and maintain applications and Web services. This includes envisioning, developing, deploying, integrating and maintaining applications and technology-based systems built using the Microsoft .NET platform and Microsoft server products.

•	Another of our significant business areas is “technology infrastructure.” This encompasses activities assisting clients to optimize their infrastructure investments by using the Microsoft Windows client and server environments and infrastructure server products to streamline operations and upgrade, stabilize and secure their information technology infrastructure systems. This includes the evaluation, upgrade, integration and deployment of core elements of enterprise networking, messaging, security and operations based on Microsoft technology. Examples of solutions in this area include desktop deployment, enterprise messaging and platform migrations.

•	A developing area of our business is focused on providing packaged and business intelligence solutions for our clients, including enterprise resource planning (“ERP”), Microsoft Dynamics CRM (Client Relationship Management) and Microsoft-based business intelligence solutions. We have built a global practice in providing Microsoft Dynamics-related services, including Microsoft Dynamics CRM and Microsoft Dynamics — Axapta. In addition, we assist clients with optimizing the performance and integration of SAP software systems, the development of mobile applications, and the development and deployment of business intelligence solutions, all deployed on the Microsoft platform within the enterprise environment.

While delivering solutions in these three areas, we develop our knowledge capital and build the world-class skills and capabilities required to deliver services for our clients. The subject matter experts we employ within these solution areas are intimately involved in the delivery of the full range of consulting and technology services we provide. Our consultants are highly skilled and technically specialized. To increase our position in the Microsoft-related consulting services market, we invest in strengthening our capability through ongoing training, certification and professional skill development of our consultants.

For substantially all of our work, we provide services on a project basis, with clients contracting for an Avanade team for a specific project, deliverable or general staff augmentation. The length of the engagements varies, depending on client needs and the complexity of the project.

Material Clients

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. The loss of either relationship would have a material adverse effect on our business. Additional information on the relationships we have with Accenture and Microsoft is provided under the heading “Risk Factors — Risks that Relate to Our Relationships with Accenture, Microsoft and Their Related Entities.” For financial information relating to related party transactions with Accenture and Microsoft, see Note 11 (Related-Party Balances and Transactions) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Geographic Business Areas

We serve clients worldwide in three geographic business areas: the Americas, Europe and Asia Pacific. Each of these business areas consists of a number of regions. Our global service center in Seattle, Washington provides various forms of support for each of these geographic business areas, including training, knowledge management, engineering, solution development, legal, finance, human resources, information technology solutions and other core services. Our geographic business areas are as follows:

•	Americas. Our Americas geographic business area, which includes the United States and Canada, generated approximately 51%, 54% and 51% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for fiscal years 2007, 2006 and 2005, respectively.

•	Europe. Our European geographic business area includes the United Kingdom, Spain, Italy, France, the Netherlands, Germany, Norway, Belgium, Sweden, Denmark, Switzerland and

Finland. Our European area generated approximately 39%, 39% and 42% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for fiscal years 2007, 2006 and 2005, respectively.

•	Asia Pacific. Our Asia Pacific geographic business area includes Australia, Singapore, Japan, Malaysia, Thailand and China. This area generated approximately 9%, 7% and 7% of our worldwide revenues before reimbursements, excluding amounts not attributable to the business area, for fiscal years 2007, 2006 and 2005, respectively.

For financial reporting purposes, our geographic business areas are our reportable operating segments. For certain historical financial information relating to each geographic business area, including the United States and the United Kingdom which individually comprised more than 10% of consolidated revenues before reimbursements within the last three years, see Note 12 (Segment Reporting) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment/Geographic Business Area” for additional detail regarding the geographic distribution of our revenues.

Global Delivery Network

We utilize a global delivery network that supports our offshore capabilities for our business. As of August 31, 2007, the services of our global delivery network are performed by over 3,000 individuals, all of whom are Accenture employees. These professionals are responsible for our global strategic delivery approach, which emphasizes quality, reduced risk, speed to market and predictability. Our ultimate goal is to deliver price-competitive solutions and services that drive higher levels of performance for our clients.

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

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our clients typically retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include: off-shore service providers in lower-cost locations, particularly Indian providers, that offer a subset of the services we offer, often at highly competitive prices; global information technology service firms offering a full range of consulting and outsourcing services; information technology services providers; large consulting and other professional service firms; application service providers; packaged software vendors; service groups of computer equipment companies; and accounting firms that are expanding or re-emphasizing their provision of consulting services; as well as niche solution or service providers that compete with us in a specific geographic market, industry segment or service area.

These organizations may be global or local in nature, and may provide services using technology other than the Microsoft platform.

We believe that the principal competitive factors in the markets in which we compete include:

•	skills and capabilities of people;

•	technical and industry expertise;

•	quality of service and product offerings;

•	ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	delivery approach, including an ability to deliver results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

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

Intellectual Property

Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital and intellectual property rights. Because of the rapid and continuing changes in technology and client needs, we rely on a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright, patent and trademark laws to protect our intellectual property rights and the rights of third parties from whom we license intellectual property. We have promulgated policies related to confidentiality and ownership and to the use and protection of our intellectual property and that owned by third parties, and we also enter into agreements with our employees as appropriate. The services that we provide focus on the design and development of business solutions based on the Microsoft enterprise platform. We create value for our clients by leveraging Microsoft enterprise technology to develop and build technology infrastructures tailored to the individual needs of each of our clients and designed to help increase efficiency, growth and profitability.

We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property.

Research and Innovation

We are committed to developing leading-edge solutions. We believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions and strategies with significant value for our clients. We significantly increased our commitment to research and innovation in fiscal years 2007 and 2006. We spent $10,201, $11,568 and $3,873 in fiscal years 2007, 2006 and 2005, respectively, primarily through our engineering and solutions groups, to develop market-ready solutions for our clients. In addition, we strive to retain rights to the knowledge capital and assets we develop when performing services for our clients. This enables us to use the work we have created for the benefit of future clients.

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

As of August 31, 2007, we had approximately 3,900 employees worldwide.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks that Relate to Our Business

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

The consulting and systems integration and technology markets are highly competitive. We compete with a variety of companies with respect to our offerings, including:

•	Off-shore service providers in lower-cost locations, particularly Indian providers, that offer services similar to those we offer, often at highly competitive prices;

•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting and systems integration and technology services that we do;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.

In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.

Based on revenue and the number of consultants we have, we are smaller than some of our competitors. Some of our competitors may have greater financial, marketing or other resources than we do, and, therefore, may be better able to compete for new work and skilled professionals. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost or on more favorable terms than we can, particularly in the systems integration markets. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if we have potential offerings that address marketplace or client needs, our competitors may be more successful at selling similar services they offer, including to companies that are Avanade clients. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer.

In addition, we may face greater competition from companies that have increased in size or scope as the result of strategic mergers. These mergers may include consolidation activity among hardware manufacturers, software developers and vendors, and service providers. This vertical integration may result in greater convergence among previously separate technology functions or reduced access to products, and may adversely affect our competitive position.

Our business could be adversely affected if our clients are not satisfied with our services.

Our business model depends in large part on our ability to attract new work from our base of existing clients, including those who engage us as a prime contractor. Our business model also depends on relationships our consulting and sales leadership develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, our subcontractor or a company that we are subcontractor to, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.

If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

Our success and ability to grow are dependent, in large part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. Competition for skilled personnel is intense at all levels of experience and seniority. To address this competition, we may need to further adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profit margins. We are particularly dependent on the skills of our consulting and sales leadership, and if we are not able to successfully retain and motivate our consulting and sales leadership, our ability to develop new business and effectively lead our current projects could be jeopardized. At the same time, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects and global delivery centers. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources. There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market. If we are unable to hire and retain talented employees with the skills, and in the locations, we require, we might need to rely on subcontractors to fill certain of our labor needs, and costs for hiring subcontractors may be greater than those for our permanent employees. If we are not successful at attracting and retaining qualified employees in sufficient numbers to meet the demands of our business, or utilizing our people effectively, then our ability to compete for new work and successfully complete existing work for our clients could be adversely affected.

Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. A significant or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected. In addition, the size of our Company and our cash balances may make it more difficult for us to withstand a prolonged economic downturn as compared to our larger competitors.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer.

The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to charge higher prices where market demand or the value of our services justifies it;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;

•	procurement practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions in the geographic areas in which we operate.

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

Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. As we increase the number of our professionals and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•	Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in our projects being reduced in scope or terminated altogether.

•	Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the client finds that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy. Additionally, an allegation of improper activity, even if not proven, could result in adverse publicity and damage to our reputation and business.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

•	Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new government contracts signed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

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

As of August 31, 2007, we had offices in 22 countries around the world. In fiscal 2007, approximately 51% of our revenues before reimbursements were attributable to our activities in the Americas, and 49% were attributable to our activities outside of the Americas.

If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, security breaches and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.  Although we report our operating results in U.S. dollars, a significant percentage of our revenues before reimbursements is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us.

•	Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

•	In some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

•	As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources.

International hostilities, terrorist activities, natural disasters and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results.  Acts of terrorist violence — such as those of recent years in the United States, Spain and England — armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pandemics or the threat of or perceived potential for these events, could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.  Because we provide services to clients in more than 22 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving anything of value with the intent to influence the awarding of government contracts. Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.

If we are unable to manage the organizational challenges associated with the expansion of our Company, we might be unable to achieve our business objectives.

Since 2003, we have more than doubled the size of our workforce so that, as of August 31, 2007, we had approximately 3,900 employees, located in more than 42 cities in 22 countries. In addition, since 2003 we have grown from 150 to 3,000 professionals contracted from Accenture as part of our global delivery network. Increasingly, our expansion is taking place outside of the United States and Europe, with particular growth in our locations in India and the Philippines. The pace of our growth presents significant management and organizational challenges and these issues may become more pronounced if we continue our rate of expansion. For example, it takes time for our newer employees to develop the knowledge, skills or experience that our business model requires. Continued growth may make it increasingly difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Similarly, it could become increasingly difficult to maintain common standards across an expanding enterprise or to effectively institutionalize our know-how. Finally, the size and scope of our operations increases the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose the Company to unacceptable business risks, despite our efforts to maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our expanding enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include time-and-materials pricing, fixed-price pricing and contracts with features of both of these pricing models. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. Many of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant penalty. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected.

If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. If we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. If our subcontractors or these third parties fail to deliver their contributions on time or at all, if their contributions do not meet project requirements, or if we are unable to obtain reimbursement for liabilities of third parties that we have assumed, our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.

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

Depending on the circumstances, we might grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do, in which case we would seek to cross-license the use of the intellectual property. However, in certain situations, we might forego rights to the use of intellectual property we help create, which might limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. Historically in a number of our contracts, we have agreed to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be acquired or sued, and this could disrupt use of their products or services by Avanade and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

Consolidation in the industries that we serve could adversely affect our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

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

As of November 5, 2007, Accenture was the beneficial owner of approximately 79.3% of our outstanding Convertible Series A Preferred Stock, which, together with the 100 shares of common stock owned by Accenture, equates to 62.8% of our shares of common stock on a fully diluted basis. As such, and according to the terms of the Third Amended and Restated Contribution and Stockholders Agreement, dated as of February 14, 2005, Accenture is permitted to select up to four members of our Board of Directors. Our bylaws provide that the number of members of the board is set by resolution of the Board of Directors. Currently, there are six members of the Board of Directors. This enables Accenture, without the consent of the other stockholders, to:

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

For the year ended August 31, 2007, approximately 67% of our revenues before reimbursements came directly from Accenture, primarily from serving as a subcontractor to Accenture on its engagements with the end client. In addition, we also benefit indirectly from Accenture lead generation and opportunity development. Our success and growth depends, in part, on continuing to benefit from that relationship. As a result, we are subject to a number of risks, including:

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

As of November 5, 2007, Microsoft was the beneficial owner of approximately 20.7% of our outstanding Convertible Series A Preferred Stock, which equates to 16.4% of our shares of common stock on a fully diluted basis. According to the terms of the Third Amended and Restated Contribution and Stockholders Agreement, dated as of February 14, 2005, Microsoft has certain minority holder rights, including the right to designate one member of the Board of Directors and to appoint up to two persons to attend meetings as non-voting observers. See Item 13 of this Form 10-K, “Certain Relationships and Related Transactions, and Director Independence” for further details of Microsoft’s minority rights. That agreement enables Microsoft, despite the consent of the other stockholders, to prevent:

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

We are committed to using Microsoft-based technologies as the basis of our services. As a result, we are subject to a number of risks, including:

•	general acceptance of competitive products may put us at a competitive disadvantage to other consulting companies that are able to focus on such non-Microsoft-based technology;

•	our business is dependent, in part, upon continued growth in the use of Microsoft-based technology by our clients and prospective clients and this demand for Microsoft-based technologies may grow at a reduced rate or decrease, thus reducing the market for our services;

•	we may be perceived as having a narrow focus that may limit our ability to attract new clients;

•	Microsoft may acquire or significantly grow its own consulting capacity that directly competes with us; and

•	we have access to certain Microsoft assets and information and loss of that access could negatively impact our business.

Risks that Relate to Our Employee Put Options

All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.

All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights of the holder that compel the purchase of the stock by the Company at the fair value. The redemption value of common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises, which are recorded as temporary equity as services are rendered, was approximately $165,335 at August 31, 2007. Although we could be required to repurchase up to 3.33 million shares with a value equal to approximately $35,205 during the current put/call period, which would be in addition to the 838,464 shares with an approximate value of $8,863 that we intend to repurchase pursuant to the exercise of our call rights, we cannot at this time estimate the actual number of shares that holders will require us to repurchase by exercising their put rights during any particular put/call period; however, based on limited historical information for the two put/call periods of fiscal 2007 and one put/call period of fiscal 2006, we repurchased on average 0.5 million shares per put/call period as a result of exercised put rights. The exercise of a substantial number of these put rights over a short period of time could have a significant material adverse effect on our liquidity because our available working capital may not be adequate to fund the obligation and cover our operating expenses and other cash requirements. For additional information, refer to Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have offices and operations in more than 42 cities in 22 countries around the world. We do not own any material real property. Substantially all of our office space is leased under month-to-month and long-term leases with varying expiration dates. We sublease our Seattle office space from Microsoft under an agreement that terminates in February 2009. We sublease our Chicago, Australia, Germany, France and Spain office space from Accenture on a month-to-month basis, and may rent, on an as needed basis, desk space available in Accenture offices. Rent charged by Accenture varies each month based on the amount of space we occupy. Rent incurred on leases with related parties approximates market rates for similar leases. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Avanade Inc. during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

Mitchell C. Hill, 49, has been our Chief Executive Officer and a director since 2000. In July 2005, Accenture appointed Mr. Hill as its primary representative, which is an unpaid position, to facilitate the further development of the Accenture and Microsoft relationship.

Dennis Knapp, 48, has been our Chief Financial Officer since 2001. From 2000 to 2001, Mr. Knapp served as our Controller.

Ang Miah Boon, 60, has been our General Manager, Asia Pacific since December 2006. Miah Boon was Asia Pacific President at McAfee, Inc., a worldwide supplier of computer security solutions, responsible for sales and operations for the Asia Pacific region from April 2001 to April 2005. After McAfee, he took a sabbatical to look after his family before joining us in December 2006.

Howard Kilman, 55, has been with Avanade since 2000 and has been our Vice President and General Manager, Americas since September 2005. He became our Vice President and General Manager, U.S. in 2002, and was the General Manager of the U.S. Central Region from 2000 until 2002.

Ashish Kumar, 41, has been our Chief Technology Officer since 2000.

Adam Warby, 47, has been our Executive Vice President, Sales and Marketing since September 2005 and is also General Manager, Europe. Before September 2005, he was our Senior Vice President and General Manager of Americas, and, from 2000 to 2003, he was Vice President Sales, Marketing and Alliances.

Andrew White, 44, has been our Chief Operating Officer since February 2007 and, from 2000 to 2007, he was General Manager, Europe.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock, preferred stock or stock options. Our shares of common stock are not listed on any exchange and we expect that the restriction on transferability will preclude our common stock from being quoted by any securities dealer or traded in any market inclusive of the over-the-counter market. Notwithstanding the foregoing, the shares are subject to certain repurchase requirements as more fully described below in Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Stock and Put Rights.”

As of November 5, 2007, there were approximately 211 holders of record of our common stock. We have not paid any cash dividends on our common equity during the two most recent fiscal years and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2007, the Company issued 542,562 shares of common stock to employees and recently terminated employees for proceeds of $1,529 upon the exercise of options held by them. In each case, the issuance was effected in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as transactions not involving any public offering.

Purchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the fourth quarter of fiscal 2007.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
	Total Number of	Average	Part of Publicly	Publicly
	Shares Purchased	Price Paid	Announced Plans or	Announced Plans
Period(2)	(1)	per Share	Programs	or Programs

July 1, 2007—July 31, 2007	66,174	$8.84	—	—
August 1, 2007—August 31, 2007	29,792	$8.84	—	—

Total	95,966	$8.84	—	—

(1)	During the fourth quarter of fiscal 2007, the Company purchased 95,966 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 61,735 shares of the Company’s common stock via share withholding for payroll for obligations due from employees in connection with the delivery of shares of the Company common stock under the Company’s various equity share plans in addition to 34,231 shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

(2)	The Company’s fiscal fourth quarter includes only two months due to the change, effective August 31, 2007, in the Company’s fiscal year end from September 30 to August 31.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the returns of the S&P 500 Index and a peer group index from March 21, 2006, the effective date of the registration of our common stock under Section 12(g) of the Exchange Act, through the end of our 2007 fiscal year on August 31, 2007. The peer group index consists of Accenture Ltd, Bearingpoint, Inc., Perot Systems Corporation, Cognizant Technology Solutions Corporation, Sapient Corporation, Diamond Management & Technology Consultants, Inc., Infosys Technologies Limited, Cap Gemini SA and Electronic Data Systems Corporation. Last year, the peer group index also included Digitas Inc. and Keane Inc.; however, during the 2007 fiscal year, each of those entities was acquired and ceased to be publicly-traded. Information for those entities is not available, and they have not been included in the peer group index this year. The graph assumes that $100 was invested on March 21, 2006 in shares of our common stock and each of the two indices, that dividends were reinvested on the date of payment and that no commissions were paid. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparision of Cumulative Total Return

	March 21,	September 29,		August 31,
	2006	2006		2007

Avanade Inc.(1)	$100	$119	(2)	$158
Peer Group	$100	$108		$116
S&P 500 Index	$100	$104		$117

(1)	There is no public market for our common stock. The calculations of our share price reflected herein are prepared by a third party in accordance with the Board’s normal procedures and then approved by the Board. The determination of the fair market value of our shares involves judgment, and is based, in part, on prospective financial information supported by management’s estimates of future operating results and other information from various public, financial and industry sources.

(2)	The return on shares of our common stock calculated for the period from March 21, 2006 to September 29, 2006 assumed there was no material change in value between March 21, 2006 and March 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of August 31, 2007 and September 30, 2006 and for the eleven months ended August 31, 2007 and years ended September 30, 2006 and 2005 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of September 30, 2005, 2004 and 2003 and for the years ended September 30, 2004 and 2003 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Eleven Months
	Ended
	August 31,	Year Ended September 30,
	2007	2006(1)	2005	2004	2003
	(in thousands)

Income Statement Data:
Revenues:
Revenues before reimbursements:
Related parties	$440,552	$354,566	$288,368	$186,808	$106,528
Other	152,994	129,298	98,946	90,738	65,983

	593,546	483,864	387,314	277,546	172,511
Reimbursements:
Related parties	22,465	19,747	18,064	12,383	8,135
Other	17,521	14,195	16,933	9,100	8,173

	39,986	33,942	34,997	21,483	16,308

Revenues	$633,532	$517,806	$422,311	$299,029	$188,819

Operating expenses	$554,399	$463,288	$375,349	$273,857	$190,043
Income (loss) from continuing operations before income taxes	$82,961	$56,598	$43,542	$24,226	$(842)
(Benefit) provision for income taxes	(29,567)	9,888	12,270	7,688	838
Income (loss) from discontinued operations including tax expense of zero, zero, $2, $33 and $70, respectively	—	—	140	(2,085)	(1,134)

Net income (loss)	$112,528	$46,710	$31,412	$14,453	$(2,814)

(1)	Includes the impact of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For additional information, refer to Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

	As of
	August 31,	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$140,345	$72,898	$55,256	$18,630	$12,998
Working capital	195,138	121,062	79,253	43,758	30,186
Total assets	381,087	240,857	179,474	137,470	93,297
Long-term debt, net of current portion	—	—	—	—	9,938
Shareholders’ equity	82,949	25,627	29,655	21,215	31,251

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Transition Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Transition Report on Form 10-K.

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, Accenture LLP, which is a subsidiary of Accenture Ltd, a Bermuda holding company, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a Washington corporation, a minority shareholder, and its affiliates. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

Change in Fiscal Year

On May 23, 2007, our Board of Directors (the “Board”) resolved that our fiscal year that began on October 1, 2006 would end on August 31, 2007, and from and after that date, our fiscal year would be the period beginning September 1 of each year and ending on August 31 of the following year. As a result, this Form 10-K is a Transition Report, and includes financial information for the 11-month transition period October 1, 2006 through August 31, 2007, which we refer to as “fiscal 2007” or “fiscal year 2007.” All references to years prior to fiscal 2007, unless otherwise noted, refer to our historical fiscal year, which ended on September 30. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period ended September 30, 2006. All references to quarters, unless otherwise noted and except for our two-month fiscal fourth quarter ended August 31, 2007, refer to the historical quarters of our fiscal year prior to our fiscal year end change.

Overview

Avanade is a global technology company that specializes in delivering services and solutions using Microsoft enterprise technology. We were formed as a joint venture between Accenture and Microsoft. Accenture and Microsoft continue to account for the majority of our business engagements. We work with businesses of varying sizes across many industries.

Our revenues are driven by the ability of our consulting and sales leadership to secure new contracts and to deliver solutions and services that add value for our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver innovative solutions and deploy skilled teams of professionals quickly. Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs and costs of hardware and software.

Our results of operations are affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients, specifically as it relates to Microsoft enterprise technology. Our ability to increase revenue is affected in part by changing conditions and delivery approaches and trends within the technology services industry, particularly the growth of Microsoft services business in our target markets. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. Although we are continuing to see strong demand for our services, we continue to expect that revenue growth rates across our segments may vary from quarter to quarter during fiscal 2008 as economic conditions vary in different industries and geographic markets.

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and Microsoft:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Related-party revenues before reimbursements:
Accenture	67%	67%	67%
Microsoft	7%	6%	8%

Revenues before reimbursements for fiscal 2007 were $593,546, compared with $483,864 for fiscal 2006, an increase of 23% in U.S. dollars and 17% in local currency.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. During the majority of fiscal 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.

We continue to experience pricing pressures from competitors as well as from clients facing pressure to control costs. The growing use of offshore resources to provide lower-cost service delivery capabilities within our industry is a source of pressure on our revenues and operating margins. Consolidation among our competitors continues, which affects our revenues and operating margins. In addition, software and hardware companies are expanding their offerings to include consulting services that directly compete with ours, which also can affect our revenues and operating margins.

The primary categories of operating expenses are cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of consulting personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our client-service personnel. Utilization represents the percentage of our professionals’ time spent on billable work. Selling expense is driven primarily by personnel costs and business-development activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and professional fees, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods.

Gross margin (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements for fiscal 2007 was 32.5%, compared with 31.6% for fiscal 2006. The increase in gross margin for fiscal 2007 was principally due to strong revenue growth and improved contract margins, partially offset by an increased use of sub-contractors.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Our headcount increased to approximately 3,900 as of August 31, 2007, from approximately 3,200 as of September 30, 2006. Annualized attrition for fiscal 2007 was 20.9%, excluding involuntary terminations, slightly higher compared to 20.2% for fiscal 2006. Additionally, as of August 31, 2007 and September 30, 2006, we had approximately 3,000 and 2,000 professionals, respectively, who were contracted from Accenture as part of the Global Delivery Network we use to provide our solutions and capabilities. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. We have adjusted compensation in fiscal 2007 in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. As in previous fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these compensation increases. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage attrition, recover increases in compensation and effectively assimilate and utilize substantial numbers of new employees.

Selling, general and administrative costs as a percentage of revenues before reimbursements were 19.2% for fiscal 2007, compared with 20.3% for fiscal 2006. The decrease in these costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating income as a percentage of revenues before reimbursements increased to 13.3% for fiscal 2007 from 11.3% for fiscal 2006. The increase was principally due to strong revenue growth, improved contract margins, and our ability to manage selling, general and administrative expenses as a percentage of revenues before reimbursements at a lower level.

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

Revenue Recognition

We recognize revenues from contracts for services on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheets. The substantial majority of our revenue contracts are time and materials arrangements and the remainder are fixed-fee arrangements.

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

Our revenues are affected by the number of work days in the fiscal quarter, which in turn is affected by the level of vacation days and holidays. Prior to our fiscal year end change from September 30 to August 31, we typically had approximately five to ten percent more work days in our historical second and third quarters than in our historical first and fourth quarters. As a result of changing our fiscal year end to August 31, we expect to experience approximately five to ten percent more work days in our first and third quarters than in our second and fourth quarters.

Reimbursements, including those relating to travel and out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resale, are included in revenues, and an equivalent amount of reimbursable expenses is included in Cost of services. Reimbursement revenues include specific billings for reimbursable expenses and, if applicable, allocations from gross billings where billings do not specifically identify reimbursable expenses.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal 2007 was a benefit of 35.6%, compared to a provision of 17.5% in fiscal 2006. The decrease in the effective tax rate was the result of benefits related to recognition of the benefits of certain deferred tax assets. For additional information, refer to Note 4 (Income Taxes) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Deferred tax assets, primarily net operating loss carryforwards and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which carryforwards and temporary differences are expected to be recovered or settled. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of August 31, 2007, a $9,433 valuation allowance exists related to continuing operations based on the Company’s evaluation of the likelihood of future taxable income against which those assets may be realized. The Company’s evaluation that realization is not “more likely than not” is based on the Company’s short earnings history and the significant level of initial years’ cumulative unutilized net operating losses in the jurisdictions where a valuation allowance exists and significant future tax deductions for anticipated stock option exercises in certain jurisdictions.

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

Share-Based Compensation

Avanade has two stock option plans that provide for the grant of shares of common stock in the form of options or equity-related awards. Under the terms of the plans, we are required to determine the fair value of the Company’s common stock semi-annually as of the end of our fiscal year and as of the end of our second fiscal quarter each year. In addition, under the authority of the Board, we have elected to perform quarterly valuations as of the end of our first and third fiscal quarters each year. Because our stock is not traded on a public exchange, determining the fair value involves judgment. In the course of determining fair value, we rely upon prospective financial information based on management’s projections of future operating results and other information from various public, financial and industry sources. In addition, independent, third-party business valuation professionals are used to determine the estimated fair value of the total equity of the Company based on management projections of future operating results and other information. The total equity consists of 100% of the stockholder’s equity, including both the preferred and common stock. As of August 31, 2007, there were outstanding options to purchase 14,915,550 shares of the Company’s common stock. We do not intend to grant any additional options to purchase shares of our common stock in the future.

In June 2006, the Company adopted the Avanade Inc. Long-Term Incentive Plan (the “AVU Plan”). Awards under the AVU Plan are granted in the form of Avanade Valuation Units (“AVUs”), each of which is based on an amount determined by the Board or the Compensation Committee (the “Base Value”) that, except for the initial grants effective June 19, 2006, may not be less than the fair value of the common stock of the Company as of the effective date of the applicable grant. AVUs vest according to a schedule determined by the Compensation Committee as of the date of grant pursuant to the terms of the AVU Plan and are settled in cash based on the difference between the fair value of the Company’s common stock at the vesting date and the Base Value of the AVU. The AVU Plan provides that the Company’s aggregate payment of AVUs that vest in any calendar year cannot exceed twelve percent of the Company’s operating income unreduced by AVU expenses. For additional information, refer to Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Prior to October 1, 2005, we elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and apply Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans. Accordingly, employee share-based compensation expense was recognized based on the intrinsic value of the stock option on the date of grant. We have not granted equity instruments in exchange for goods or services to non-employees.

On October 1, 2005, we adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. For additional information, refer to Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Redeemable Common Stock and Employee Put Rights

Holders of our common stock issued upon exercise of options granted under our stock option plans have put rights that, under certain circumstances and conditions, require us to purchase shares of such stock at fair value. Holders of options to purchase our common stock also have similar put rights, but have not yet acquired the underlying stock. Vested shares of common stock issued under our option plans are classified as redeemable instruments and are recorded at the current fair value on our Consolidated Balance Sheets, while options issued under our option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as employment services are rendered. Collectively, these shares and options are included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $165,335 and $123,964 as of August 31, 2007 and September 30, 2006, respectively.

The current fair value of our common stock is determined by the Board on the basis of a quarterly business valuation prepared by independent, third-party business valuation professionals pursuant to the terms of our option plans. The total of the fair value of the vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put options outstanding, which are recorded as temporary equity as services are rendered. Effective with the adoption of SFAS No. 123R, the intrinsic value of employee options has been recorded so as to be consistent with the pattern by which the related compensation cost is recorded. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on our Consolidated Balance Sheets.

Revenues by Segment/Geographic Business Area

Our three reportable operating segments are our geographic business areas: the Americas, Europe and Asia Pacific. We manage our segments on the basis of revenues before reimbursements because we believe they are a better indicator of segment performance than revenues. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the geographic areas served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to the need of some of our operating segments to tailor their workforces to the needs of local businesses. Local currency fluctuations also tend to affect our operating segments differently, depending on the geographic concentrations and locations of their businesses.

Revenues for each of our operating segments were as follows:

					Percent of Total Revenues
	Eleven			Percent	Before Reimbursements for
	Months Ended	Year Ended	Percent	Increase	the Fiscal Years Ended
	August 31,	September 30,	Increase	Local	August 31,	September 30,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$304,066	$263,473	15%	15%	51%	55%
Europe	233,410	190,446	23%	12%	39%	39%
Asia Pacific	53,680	33,233	62%	45%	9%	7%
Corporate and eliminations(1)	2,390	(3,288)	n/m	n/m	1%	(1)%

Total revenues before reimbursements	593,546	483,864	23%	17%	100%	100%

Reimbursements	39,986	33,942	18%	14%

Total revenues	$633,532	$517,806	22%	17%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues associated with our GDN resources, which are not attributable to a specific geographic business areas.

We conduct business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

United States	45%	47%	47%
United Kingdom	13%	17%	22%

Eleven Months Ended August 31, 2007 Compared to Twelve Months Ended September 30, 2006

Revenues

Revenues increased 22%, or $115,726, to $633,532 in fiscal 2007, compared with fiscal 2006. Revenues before reimbursements for fiscal 2007 were $593,546, compared with $483,864 for fiscal 2006, an increase of $109,682, or 23%. The increase resulted primarily from growth in our business with Accenture, favorable foreign currency translation related to our Europe and Asia Pacific operations, growth in our business with third-party clients, and to a lesser extent, growth in our business with Microsoft. Accenture accounted for 67% of our revenues before reimbursements in both fiscal 2007 and fiscal 2006, while Microsoft accounted for 7% and 6% of our revenues before reimbursements in fiscal 2007 and fiscal 2006, respectively. No other client accounted for revenues in excess of 10% of our total revenues in fiscal 2007 and fiscal 2006.

Our Americas segment achieved revenues before reimbursements of $304,066 in fiscal 2007, compared with $263,473 in fiscal 2006, an increase of 15% in U.S. dollars and in local currency. The increase was primarily driven by growth in our business with Accenture and Microsoft in the U.S. and growth in our business with third-party clients in Canada.

Our Europe segment achieved revenues before reimbursements of $233,410 in fiscal 2007, compared with $190,446 in fiscal 2006, an increase of 23% in U.S. dollars and 12% in local currency terms. The increase was primarily driven by growth in our business with Accenture in Spain, Italy and Sweden, growth in our business with third-party clients in Norway, France and Italy, and growth in our business with Microsoft in the Netherlands and Spain. This was partially offset by a decrease in revenues before reimbursements in the U.K. due to a reduction in overall business volume.

Our Asia Pacific segment achieved revenues before reimbursements of $53,680 in fiscal 2007, compared with $33,233 in fiscal 2006, an increase of 62% in U.S. dollars and 45% in local currency terms. The increase was primarily driven by growth in our business with Accenture in Australia and Japan, growth in our business with third-party clients in Thailand, and growth in our business with Microsoft in Japan and Singapore.

Operating Expenses

Operating expenses were $554,399 in fiscal 2007, an increase of $91,111, or 20%, over fiscal 2006, and decreased as a percentage of revenues to 87.5% from 89.5% over this period. Operating expenses before reimbursable expenses were $514,413 in fiscal 2007, an increase of $85,067, or 20%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 86.7% from 88.7% over this period.

Cost of Services

Cost of services was $440,401 in fiscal 2007, an increase of $75,502, or 21%, over fiscal 2006, and decreased as a percentage of revenues to 69.5% in fiscal 2007 from 70.5% over this period. Cost of services before reimbursable expenses was $400,415 in fiscal 2007, an increase of $69,458, or 21%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 67.5% from 68.4% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 32.5% from 31.6% during this period. The decrease in Cost of services as a percentage of revenues before reimbursements was principally due to strong revenue growth and improved contract margins, partially offset by increased use of sub-contractors.

Selling, General and Administrative Costs

Selling, general and administrative costs were $113,998 in fiscal 2007, an increase of $15,609, or 16%, over fiscal 2006, and decreased as a percentage of revenues before reimbursements to 19.2% from 20.3% over this period. This decrease as a percentage of revenues before reimbursements was primarily due to strong revenue growth and our ability to manage selling, general and administrative costs as a percentage of revenues before reimbursements at a lower level.

Operating Income (loss)

Operating income was $79,133 in fiscal 2007, an increase of $24,615, or 45%, over fiscal 2006. Operating income as a percentage of revenues before reimbursements was 13.3% and 11.3% in fiscal 2007 and 2006, respectively. The increase in operating income as a percentage of revenues before reimbursements was principally due to strong revenue growth, improved contract margins, and our ability to manage selling, general and administrative expenses as a percentage of revenues before reimbursements at a lower level. Operating income (loss) for each of the operating segments was as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	Increase

Americas	$76,495	$58,431	$18,064
Europe	31,429	29,989	1,440
Asia Pacific	444	(1,127)	1,571
Corporate and eliminations	(29,235)	(32,775)	3,540

	$79,133	$54,518	$24,615

The following operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to improved contract margins from our Global Delivery Network resources.

•	Europe operating income increased primarily due to strong revenue growth, improved contract margins in Spain, Italy, and improved operating margins in developing markets including Denmark and Norway, partially offset by higher compensation costs and royalty and management fees.

•	Asia Pacific operating income increased primarily due to strong revenue growth and improved contract margins in Australia and Japan, partially offset by higher royalty and management fees and compensation costs.

•	Corporate and eliminations operating loss decreased primarily due to increased intercompany royalty and management fees and improved contract margins from Global Delivery Network resources in our business with Accenture, partially offset by higher compensation and marketing costs.

Interest Income

Interest income was $3,541 in fiscal 2007, an increase of $1,545, or 77%, over fiscal 2006. The increase resulted primarily from higher average cash balances and an increase in interest rates.

Other Income (Expense)

Other income was $297 in fiscal 2007, an increase of $177 from fiscal 2006. The increase resulted primarily from the impact of foreign currency exchange rates on an intercompany loan, partially offset by losses on foreign currency forward contracts.

(Benefit) Provision for Income Taxes

The effective tax rate for fiscal 2007 was a benefit of 35.6%, compared to a provision of 17.5% in fiscal 2006. The effective tax rates for both periods were significantly impacted by the elimination of valuation allowances related to net operating losses, tax credits and deductible temporary differences. Changes in the valuation allowances reduced the effective tax rate for the eleven months ended August 31, 2007 and the year ended September 30, 2006 by 73.9 and 16.4 percentage points, respectively. For further information, see Note 4 (Income Taxes) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Revenues for each of our operating segments were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements
			Percent	Increase	for the Year
	Year Ended		Increase	(Decrease)	Ended
	September 30,		(Decrease)	Local	September 30,
	2006	2005	US$	Currency	2006	2005

SEGMENT
Americas	$263,473	$199,791	32%	31%	55%	52%
Europe	190,446	164,301	16%	19%	39%	42%
Asia Pacific	33,233	25,707	29%	32%	7%	7%
Corporate and eliminations(1)	(3,288)	(2,485)	n/m	n/m	(1)%	(1)%

Total revenues before reimbursements	483,864	387,314	25%	26%	100%	100%

Reimbursements	33,942	34,997	(3)%	(3)%

Total revenues	$517,806	$422,311	23%	23%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues not directly attributable to the segments.

Revenues

Revenues increased 23%, or $95,495, to $517,806 in fiscal 2006, compared with fiscal 2005. Revenues before reimbursements for fiscal 2006 were $483,864, compared with $387,314 for fiscal 2005, an increase of $96,550 or 25%. The increase resulted primarily from growth in our business with Accenture and third-party clients. Accenture accounted for 67% of our revenues before reimbursements in both fiscal 2006 and fiscal 2005, while Microsoft accounted for 6% and 8% of our revenues before reimbursements in fiscal 2006 and fiscal 2005, respectively. No other client accounted for revenues in excess of 10% of our total revenues in fiscal 2006 and fiscal 2005.

Our Americas segment achieved revenues before reimbursements of $263,473 in fiscal 2006, compared with $199,791 in fiscal 2005, an increase of 32% in U.S. dollars and 31% in local currency. The increase was primarily driven by growth in our business with Accenture and third-party clients.

Our Europe segment achieved revenues before reimbursements of $190,446 in fiscal 2006, compared with $164,301 in fiscal 2005, an increase of 16% in U.S. dollars and 19% in local currency.

The increase was primarily driven by growth in our business with Accenture and third-party clients, and to a lesser extent, growth in our business with Microsoft.

Our Asia Pacific segment achieved revenues before reimbursements of $33,233 in fiscal 2006, compared with $25,707 in fiscal 2005, an increase of 29% in U.S. dollars and 32% in local currency. The increase was primarily driven by growth in our business with third-party clients, and to a lesser extent, growth in revenues from Microsoft and Accenture.

Operating Expenses

Operating expenses were $463,288 in fiscal 2006, an increase of $87,939, or 23%, over fiscal 2005 and remained flat as a percentage of revenues at 89% in fiscal 2006, compared with fiscal 2005. Operating expenses before reimbursable expenses were $429,346 in fiscal 2006, an increase of $88,994, or 26%, over fiscal 2005, and increased as a percentage of revenues before reimbursements to 89% from 88% over this period. Operating expenses for fiscal 2006 included share-based compensation expense of $5,977, or 1.2% of revenues before reimbursements, compared with share-based compensation expense of $1,610, or 0.4% of revenues before reimbursements, for fiscal 2005. Effective October 1, 2005, we adopted SFAS No. 123R, Share Based Payment, resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options for our employee share programs. Had we expensed employee stock options in accordance with SFAS No. 123R during fiscal 2005, we estimate that operating expenses would have included $11,472 in total share-based compensation expense, or 3% of revenues before reimbursements.

Cost of Services

Cost of services was $364,899 for fiscal 2006, an increase of $67,466, or 23%, over fiscal 2005 and remained flat as a percentage of revenues at 70% in fiscal 2006, compared with fiscal 2005. Cost of services before reimbursable expenses was $330,957 in fiscal 2006, an increase of $68,521, or 26%, from fiscal 2005. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements to 68.4% from 67.8% in fiscal 2005. Gross margins (revenues before reimbursements less cost of services before reimbursements) decreased to 31.6% of revenues before reimbursements in fiscal 2006 from 32.2% in fiscal 2005.

The increase in Cost of services as a percentage of revenues before reimbursements and decrease in gross margin was primarily due to higher research and innovation costs and an increase in share-based compensation as a result of the adoption of SFAS No. 123R, partially offset by a decrease in headcount related costs as a percentage of revenues before reimbursements.

Selling, General and Administrative Costs

Selling, general and administrative costs were $98,389 in fiscal 2006, an increase of $20,452, or 26%, over fiscal 2005, and remained flat as a percentage of revenues before reimbursements at 20% in fiscal 2006, compared with fiscal 2005.

Operating Income (loss)

Operating income was $54,518 in fiscal 2006, an increase of $7,556, or 16%, over fiscal 2005. Operating income as a percentage of revenues before reimbursements was 11.3% and 12.1% in fiscal 2006 and 2005, respectively. The decrease in operating income as a percentage of revenues before reimbursements was primarily due to higher research and innovation costs and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R, partially offset by a decrease in headcount related costs as a percentage of revenues before reimbursements. Had we expensed employee stock options during fiscal 2005 in accordance with SFAS No. 123R, we estimate that operating income as a percentage of revenues before reimbursements for fiscal 2005 would have decreased by 2.5 percentage points. Operating income (loss) for each of the operating segments was as follows:

	Year Ended September 30,
			Increase
	2006	2005	(Decrease)

Americas	$58,431	$31,860	$26,571
Europe	29,989	31,552	(1,563)
Asia Pacific	(1,127)	(1,430)	303
Corporate and eliminations	(32,775)	(15,020)	(17,755)

	$54,518	$46,962	$7,556

The following operating income (loss) commentary outlines the changes for each operating segment:

•	Americas operating income increased primarily due to a 32% increase in revenues before reimbursements, improved gross margins and reduction in payroll-related costs as a percentage of revenues before reimbursements.

•	Europe operating income decreased primarily due to higher costs related to increased headcount, partially offset by reduced use of sub-contractors.

•	Asia Pacific operating loss was lower primarily due to improved gross margins in Japan and Australia, partially offset by higher costs related to increased headcount in Japan.

•	Corporate and eliminations increased primarily due to higher costs related to research and innovation activities, increased headcount and an increase in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Interest Income

Interest income was $1,996 in fiscal 2006, an increase of $1,071, or 116%, over fiscal 2005. The increase resulted primarily from higher average cash balances.

Other Income (Expense)

Other income was $120 in fiscal 2006, compared with other expense of $3,785 in fiscal 2005, primarily due to losses on foreign currency forward contracts and the impact of foreign currency exchange rates on an intercompany loan in fiscal 2005 compared with fiscal 2006.

(Benefit) Provision for Income Taxes

The effective tax rate for fiscal 2006 was 17.5% compared to 28.2% in fiscal 2005. The decrease in the effective tax rate was the result of benefits related to recognition of the future benefits of certain deferred tax assets.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter ended September 30, 2006, our Board approved a domestic reinvestment plan as allowed by the AJCA with respect to un-repatriated foreign earnings. We repatriated $20,643 in foreign earnings during its fourth quarter ended September 30, 2006 under the AJCA. Of this amount,

$19,043 qualified for the 85 percent deduction. The tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA was $4.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. The line of credit is used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of August 31, 2007, there were no amounts outstanding on the line of credit. As of August 31, 2007 and September 30, 2006, cash and cash equivalents were $140,345 and $72,898, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,		2007 to 2006
	2007	2006	2005	Change

Net cash provided by (used in):
Operating activities	$86,449	$29,030	$59,364	$57,419
Investing activities	(8,716)	(5,250)	(11,679)	(3,466)
Financing activities	(13,042)	(4,857)	(9,670)	(8,185)
Effect of exchange rate changes on cash and cash equivalents	2,756	(1,281)	(1,389)	4,037

Net increase in cash and cash equivalents	$67,447	$17,642	$36,626	$49,805

Operating activities:  The $57,419 increase in cash provided by was primarily due to higher Net income, exclusive of the impact of the deferred income tax (benefit) expense, an increase in accrued payroll and related benefits and a lower net increase in unbilled services during fiscal 2007.

Investing activities:  The $3,466 increase in cash used was primarily due to deferred technology infrastructure costs and an increase in capital expenditures.

Financing activities:  The $8,185 increase in cash used was primarily due to an increase in purchases of common stock due to two put/call periods in fiscal 2007 compared to one put/call period in fiscal 2006, partially offset by an increase in proceeds from the exercise of stock options. For additional information, see Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Borrowing Facilities

We have a line of credit with Accenture that has an interest rate of LIBOR plus 0.15%. During fiscal 2004, we borrowed $5,000 under this line of credit. The $5,000 and related accrued interest was repaid to Accenture during April 2005.

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar and Australian dollar. Historically, we have not held any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of August 31, 2007 and September 30, 2006. The changes in fair value of all derivatives are recognized in Other income (expense) on our Consolidated Income Statements under

“Financial Statements and Supplementary Data.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Redeemable Common Stock and Employee Put Rights

Holders of our common stock issued upon exercise of options granted under our stock option plans have put rights that, under certain circumstances and conditions, require us to purchase shares of such stock at fair value. Holders of options to purchase our common stock also have similar put rights, but have not yet acquired the underlying stock. In addition, all stock issued pursuant to options or awards granted under our stock option plans are subject to call rights whereby we can repurchase them at fair value. These put and call rights may not be exercised by the holder or us, respectively, until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following each Semi-annual Valuation (the “put/call period”) conducted for determining the value of our common stock.

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $165,335 and $123,964 as of August 31, 2007 and September 30, 2006, respectively. As a result of our exercise of our call rights and certain employee holders of our common stock exercising their put rights, we repurchased an aggregate of 2,100,373 shares during the two put/call periods of fiscal 2007, and 1,451,614 shares during the put/call period of fiscal 2006 for a total cash outlay of $17,637 and $9,726, respectively. We continue to closely monitor the number of shares of our common stock that we are required to repurchase during each put/call period as well as the number of shares that we may be required to repurchase in future periods.

On November 8, 2007, the Board approved the current Semi-annual Valuation, thereby initiating a put/call period during which we intend to exercise our call rights to purchase 838,464 shares of our common stock held by current and former employees. The repurchase of these shares of Avanade common stock at a price of $10.57 per share is expected to result in an estimated cash outlay of approximately $8,863, which is anticipated to be made in December 2007. Additionally, holders of 3,331,000 shares of our common stock with a value equal to approximately $35,205 are eligible to exercise their put rights during this put/call period. We cannot at this time estimate the actual number of shares holders will require us to repurchase by exercising their put rights; however, based on limited historical information from the previous put/call periods of fiscal 2007 and 2006, we repurchased on average 500,000 shares per put/call period as a result of exercised put rights. Any cash outlay that may be required to repurchase these shares is also expected to be made in December 2007.

For additional information about these put and call rights, refer to Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Available Funds and Future Cash Flows

We believe that our available funds and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned operations and needs for the foreseeable future. We have used, and plan to use in the future, cash from borrowings (if any) for general corporate purposes, business expansion needs, stock repurchases and working capital. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements beyond this twelve-month period will depend on many factors, including continued growth in our existing locations, the ability to collect our receivables in a timely fashion, and the capacity to deliver our contracted projects in an efficient manner.

Obligations and Commitments

As of August 31, 2007, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payment due by period
		Less than			More than
Contractual Cash Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating leases(1)	$20,771	$5,398	$7,067	$4,206	$4,100
Other commitments(2)	182	182	—	—	—

Total	$20,953	$5,580	$7,067	$4,206	$4,100

(1)	See Note 9 (Lease Commitments) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(2)	Other commitments include information technology obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2007, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for our fiscal year ending August 31, 2007. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the EITF consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB

Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. Upon adoption, EITF 06-2 must be applied as a change in accounting principle with either a cumulative effect adjustment to retained earnings at the beginning of the period of adoption, or through retrospective application to all prior periods. EITF 06-2 is effective for fiscal years beginning after December 15, 2006, and as a result, is effective for our fiscal year beginning September 1, 2007. We intend to apply EITF 06-2 as a change in accounting principle with the cumulative effect adjustment to retained earnings as of September 1, 2007. We do not expect the adoption of EITF 06-2 to have a material impact on our Consolidated Financial Statements for fiscal 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, will be effective for our fiscal year beginning September 1, 2007. Upon adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of Retained earnings.

We have substantially completed the process of evaluating the effect of FIN 48 on our Consolidated Financial Statements as of the beginning of the period of adoption, September 1, 2007. We estimate that the cumulative effects of applying FIN 48 will be recorded as an immaterial adjustment to beginning Retained earnings. In addition, in accordance with the provisions of FIN 48, we will reclassify an estimated $12,000 of the liability for unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for our fiscal year beginning September 1, 2008. The adoption of SFAS No. 157 in fiscal 2009 is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading.

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward and/or option contracts, particularly with respect to the British pound, Euro, Canadian dollar and Australian dollar. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of August 31, 2007, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $12,473, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $12,473. As of September 30, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in an increase in the fair value of our financial instruments of $10,751, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in a decrease in the fair value of our financial instruments of $10,751.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities at August 31, 2007 is not material in relation to our consolidated financial position, results of operations, or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments since fiscal 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation for the period covered by this transition report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer of our Company have each concluded that, as of the end of such period, our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is incorporated by reference to the discussion under the headings “Information about Directors” and “Corporate Governance — Committees — Audit Committee” in the Information Statement for our 2008 Annual Meeting of Shareholders, referred to as the “2008 Information Statement” Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon our review of forms filed by directors, officers and beneficial owners of more than 10% of our common stock pursuant to Section 16 of the Exchange Act and on representations made to us by our directors and executive officers, we believe that no such person failed to file any such report or report any such transaction on a timely basis during our last fiscal year.

Code of Business Ethics

A copy of our Code of Business Ethics can be found on our website at www.avanade.com/about/invest.aspx. If the Board grants any waivers from the Code of Business Ethics to any of our directors or executive officers, or if we amend the Code of Business Ethics, we will disclose these matters through the Investor Relations section of our website. Printed copies of all of these materials are also available upon written request to the Investor Relations Department, Avanade Inc., 2211 Elliott Avenue, Seattle, Washington, 98121.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive and director compensation is incorporated by reference to the discussion under the headings “Compensation of Executive Officers and Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2008 Information Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Information Statement.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2007, we had shares authorized for issuance under two equity compensation plans. These plans include the Employee Stock Option Plan and the 2000 Stock Incentive Plan, both of which were approved by the shareholders in July 2000. We do not intend to grant any further options to purchase shares of our common stock.

The following table sets forth, as of August 31, 2007, certain information about our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares to		for Future Issuance
	be Issued Upon	Weighted Average	(Excluding Shares
	Exercise of	Exercise Price of	Reflected in 1st
Plan Category	Outstanding Options	Outstanding Options	Column)

Equity compensation plans not approved by shareholders:	N/A		N/A
Equity compensation plans approved by shareholders:
Employee Stock Option Plan	9,759,087	$2.98	—
2000 Stock Incentive Plan	5,156,463	$2.45	7,535,799

Total	14,915,550	$2.79	7,535,799

Shares subject to awards under the Employee Stock Option Plan that cease to be subject to those awards (other than due to exercise or payment of the award) are again available for grant under the 2000 Stock Incentive Plan. Shares subject to awards under the Stock Incentive Plan that are similarly cancelled, as well as shares issued under the 2000 Stock Incentive Plan that are repurchased by us or delivered to us to pay the exercise price of an option under the plan, are again available for grant under the 2000 Stock Incentive Plan. For additional detail regarding these plans, see Note 6 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related persons is incorporated by reference to the discussion under the heading “Certain Relationships and Related Transactions” in our 2008 Information Statement For additional detail about related-party transactions, see Note 11 (Related-Party Balances and Transactions) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

Information about director independence is incorporated by reference to the discussion under the heading “Corporate Governance — Board Composition” in our 2008 Information Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about independent registered public accounting firm fees and services is incorporated by reference to the discussion under the heading “Independent Registered Public Accounting Firm — Fees and Other Matters” in our 2008 Information Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.  Financial Statements as of August 31, 2007 and September 30, 2006 and for the eleven months ended August 31, 2007 and for the two years ended September 30, 2006 and 2005 — Included in Part II of this Transition Report on Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

None

3.  Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003(1)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003(1)
4.1	Employee Stockholders Agreement, dated as of August 4, 2000, by and among Avanade, Accenture, Microsoft and those parties listed on Attachment A thereunder(1)
4.2	Employee Stock Option Plan, as amended and restated on May 13, 2004(1)
4.3	Form of Investment Representation Statement(1)
4.4	2000 Stock Incentive Plan, as amended and restated on May 13, 2004(1)
4.5	Third Amended and Restated Contribution and Stockholders Agreement among Accenture LLP, Accenture Ltd, Accenture International SARL, Microsoft Corporation and Avanade Inc., dated February 14, 2005(1)
4.6	Stock Repurchase Agreement between Microsoft Corporation, Microsoft AVN Holdings, Inc. and Avanade Inc., dated as of December 21, 2001(1)
4.7	Stock Purchase Agreement between Microsoft Corporation, Microsoft AVN Holdings, Inc. and Accenture Ltd, dated as of December 21, 2001(1)
4.8	Stock Purchase Agreement between Microsoft Corporation and Avanade Inc., dated as of February 14, 2005(1)
4.9	Form of Early Exercise Notice and Stock Purchase Agreement (filed herewith)
4.10	Specimen Stock Certificate of Avanade Inc.(2)
10.1	Employment Agreement, dated as of August 4, 2000, between Avanade Inc. and Mitchell C. Hill(1)
10.2	Employment Agreement, dated as of November 9, 2001, between Avanade Inc. and Dennis K. Knapp (filed herewith)
10.3	Employment Agreement, effective December 11, 2006, between Avanade Asia Pte. Ltd and Ang Miah Boon (filed herewith)
10.4	Employment Agreement, dated as of November 9, 2001, between Avanade Inc. and Howard Kilman(1)
10.5	Employment Agreement, dated as of August 4, 2000, between Avanade Inc. and Ashish Kumar(1)
10.6	Employment Agreement, dated as of March 5, 2001, between Avanade Inc. and Adam Warby(1)

Exhibit
Number	Description of Document

10.7	Confidential Information, Inventions and Non-Competitive Agreement, dated November 1, 2003, between Avanade UK Ltd. and Adam Warby (filed herewith)
10.8	Employment Agreement, dated May 10, 2002, between Avanade UK Ltd. and Andrew White(1)
10.9	Confidential Information, Inventions and Non-Competitive Agreement, dated September 5, 2000, between Avanade UK Ltd. and Andrew White (filed herewith)
10.10	Deferred Compensation Plan (filed herewith)
10.11	Form of Avanade Inc. Financial Protection Policy(1)
10.12	Form of Avanade Inc. Business Protection Agreement(1)
10.13	Line of Credit Agreement, dated February 7, 2003, between Avanade Inc. and Accenture Finance GMBH(2)
10.14	Avanade Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 23, 2006)
10.15	Form of Avanade Valuation Unit Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed June 23, 2006)
10.16	Form of Avanade Valuation Unit Grant Notice — Australia (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed June 23, 2006)
10.17	Form of Avanade Valuation Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on June 23, 2006)
14.1	Avanade Code of Business Ethics (incorporated by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.)
21.1	Subsidiaries of the Avanade Inc. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10, filed January 20, 2006.

(2)	Incorporated by reference to the like-numbered exhibit to the Company’s Form 10/A, filed March 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2007	Avanade Inc.

By:	/s/ Mitchell C. Hill
Name:     Mitchell C. Hill

Title:	Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, hereby severally constitute Dennis K. Knapp and Mark H. Voigts, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Transition Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Transition Report on Form 10-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on November 20, 2007 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Robert N. Frerichs Robert N. Frerichs	Chairman of the Board

/s/ Mitchell C. Hill Mitchell C. Hill	Chief Executive Officer and Director (principal executive officer)

/s/ Karl-Heinz Flöther Karl-Heinz Flöther	Director

/s/ Basilio Rueda Basilio Rueda	Director

/s/ Simon Witts Simon Witts	Director

/s/ Pamela J. Craig Pamela J. Craig	Director

/s/ Dennis K. Knapp Dennis K. Knapp	Chief Financial Officer (principal financial officer and principal accounting officer)

AVANADE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements as of August 31, 2007 and September 30, 2006 and for the eleven months ended August 31, 2007 and fiscal years ended September 30, 2006 and 2005:
Consolidated Balance Sheets	F-3
Consolidated Income Statements	F-4
Consolidated Shareholders’ Equity and Comprehensive Income Statements	F-5
Consolidated Cash Flows Statements	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Avanade Inc.:

We have audited the accompanying Consolidated Balance Sheets of Avanade Inc. and its subsidiaries as of August 31, 2007 and September 30, 2006, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for the eleven months ended August 31, 2007 and each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Avanade Inc. and its subsidiaries as of August 31, 2007 and September 30, 2006, and the results of their operations and their cash flows for the eleven months ended August 31, 2007 and each of the years in the two-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the Consolidated Financial Statements, the Company, as of October 1, 2005, changed its method of accounting for share-based awards.

/s/  KPMG LLP
Seattle, Washington
November 20, 2007

AVANADE INC.

CONSOLIDATED BALANCE SHEETS

August 31, 2007 and September 30, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	August 31,	September 30,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,345	$72,898
Receivables from clients, net of allowances of $365 and $1,303, respectively	28,604	21,253
Due from related parties	62,094	55,426
Unbilled services to clients	19,874	21,256
Unbilled services to related parties	41,551	32,101
Deferred income taxes, net	24,529	1,394
Other current assets	5,218	6,116

Total current assets	322,215	210,444

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $40,707 and $36,487, respectively	10,675	10,004
Goodwill	10,196	11,975
Other intangible assets, net of accumulated amortization of $4,960 and $4,250, respectively	571	1,281
Deferred income taxes, net	32,528	5,556
Other non-current assets	4,902	1,597

Total non-current assets	58,872	30,413

TOTAL ASSETS	$381,087	$240,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$7,405	$9,999
Accounts payable	18,148	14,204
Deferred revenues	3,771	3,009
Accrued payroll and related benefits	59,500	39,890
Accrued expenses	17,166	12,747
Income taxes payable	13,209	8,251
Other current liabilities	7,878	1,282

Total current liabilities	127,077	89,382

NON-CURRENT LIABILITIES	5,726	1,884

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	165,335	123,964

SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of August 31, 2007 and September 30, 2006, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of August 31, 2007 and September 30, 2006, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 4,726,363 and 4,244,536 shares outstanding as of August 31, 2007 and September 30, 2006, respectively	—	—
Additional paid-in-capital	125,018	178,128
Notes receivable from exercise of stock options	—	(653)
Accumulated deficit	(41,835)	(154,363)
Accumulated other comprehensive (loss) income	(241)	2,508

Total shareholders’ equity	82,949	25,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,087	$240,857

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS

For the Eleven Months Ended August 31, 2007 and Years Ended September 30, 2006 and 2005
(In thousands of U.S. dollars)

	Eleven Months
	Ended
	August 31,	Year Ended September 30,
	2007	2006	2005

REVENUES:
Revenues before reimbursements:
Related parties	$440,552	$354,566	$288,368
Other	152,994	129,298	98,946

	593,546	483,864	387,314

Reimbursements:
Related parties	22,465	19,747	18,064
Other	17,521	14,195	16,933

	39,986	33,942	34,997

Revenues	633,532	517,806	422,311

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	400,415	330,957	262,436
Reimbursable expenses	39,986	33,942	34,997

Cost of services	440,401	364,899	297,433
Selling, general and administrative costs	113,998	98,389	77,937
Restructuring and asset impairment benefits	—	—	(21)

Total operating expenses	554,399	463,288	375,349

OPERATING INCOME	79,133	54,518	46,962
Interest income	3,541	1,996	925
Interest expense	(10)	(36)	(560)
Other income (expense)	297	120	(3,785)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	82,961	56,598	43,542
(Benefit) provision for income taxes	(29,567)	9,888	12,270

NET INCOME FROM CONTINUING OPERATIONS	112,528	46,710	31,272
Income from discontinued operations, including tax expense of $2	—	—	140

NET INCOME	$112,528	$46,710	$31,412

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Eleven Months Ended August 31, 2007 and Years Ended September 30, 2006 and 2005
(In thousands of U.S. dollars, except share amounts)

							Notes
	Convertible						Receivable
	Series A Preferred					Deferred	from		Accumulated
	Stock		Common Stock		Additional	Share-	Exercise of		Other	Total
		No.		No.	Paid-In	Based	Stock	Accumulated	Comprehensive	Shareholders’
	Amount	Shares	Amount	Shares	Capital	Compensation	Options	Deficit	(Loss) Income	Equity

Balance as of September 30, 2004	$7	73,614,776	$—	2,645,264	$248,338	$(475)	$—	$(232,485)	$5,830	$21,215
Comprehensive income:
Net income								31,412		31,412
Foreign currency translation adjustments									(35)	(35)

Comprehensive income										31,377
Issuance of preferred stock		1,136,127			5,646					5,646
Accenture contribution					328					328
Change in redeemable common stock and options					(31,406)					(31,406)
Share-based compensation expense						1,570				1,570
Income tax benefit on share-based compensation plans					694					694
Employee stock options granted					3,063	(3,063)				—
Employee stock options forfeited					(240)	240				—
Issuance of commons stock related to employee share programs				314,448	606					606
Repurchase of common stock				(68,399)	(375)					(375)

Balance as of September 30, 2005	7	74,750,903	—	2,891,313	226,654	(1,728)	—	(201,073)	5,795	29,655
Comprehensive income:
Net income								46,710		46,710
Foreign currency translation adjustments									(3,287)	(3,287)

Comprehensive income										43,423
Income tax benefit on share-based compensation plans					644					644
Accenture contribution					5					5
Change in redeemable common stock and options					(48,584)					(48,584)
Share-based compensation expense					5,977					5,977
Effect of adoption of SFAS 123R					(1,728)	1,728				—
Issuance of commons stock related to employee share programs				3,151,359	7,093		(2,121)			4,972
Purchases of common stock				(1,798,136)	(11,933)		1,570			(10,363)
Repayments of employee notes receivable							8			8
Interest on notes received from exercise of stock options							(110)			(110)

Balance as of September 30, 2006	7	74,750,903	—	4,244,536	178,128	—	(653)	(154,363)	2,508	25,627
Comprehensive income:
Net income								112,528		112,528
Foreign currency translation adjustments									(2,749)	(2,749)

Comprehensive income										109,779
Income tax benefit on share-based compensation plans					275					275
Accenture contribution					90					90
Change in redeemable common stock and options					(41,371)					(41,371)
Share-based compensation expense					1,964					1,964
Issuance of commons stock related to employee share programs				3,136,432	8,057					8,057
Purchases of common stock				(2,654,605)	(22,125)		662			(21,463)
Repayments of employee notes receivable							1			1
Interest on notes received from exercise of stock options							(10)			(10)

Balance as of August 31, 2007	$7	74,750,903	$—	4,726,363	$125,018	$—	$—	$(41,835)	$(241)	$82,949

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS

For the Eleven Months Ended August 31, 2007 and Years Ended September 30, 2006 and 2005
(In thousands of U.S. dollars)

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,528	$46,710	$31,412
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities—
Depreciation and amortization	6,193	7,543	6,808
Unrealized foreign currency (gain) loss on intercompany notes	(8,435)	(7,173)	1,498
Loss on disposal of property and equipment, net	99	58	6
Deferred income tax (benefit) expense	(48,057)	(6,330)	291
Non-cash related party interest expense	—	—	484
Share-based compensation expense	1,964	5,977	1,570
Change in assets and liabilities—
Receivables from clients, net	(5,335)	(146)	(6,404)
Due from related parties	(3,987)	(9,702)	(2,778)
Unbilled services to clients	1,901	(6,660)	287
Unbilled services to related parties	(7,804)	(12,620)	7,621
Other current assets	1,157	(845)	(1,312)
Other non-current assets	46	(45)	241
Due to related parties	(2,756)	3,389	3,457
Accounts payable	1,907	(313)	3,597
Deferred revenues	640	84	(982)
Accrued payroll and related benefits	15,164	7,674	8,624
Accrued expenses	3,876	(1,778)	2,355
Income taxes payable	4,313	1,160	2,121
Other liabilities	13,035	2,047	468

Net cash provided by operating activities	86,449	29,030	59,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	14	2	10
Purchases of property and equipment	(5,882)	(5,359)	(7,098)
Purchases of businesses, net of cash acquired	—	—	(4,614)
Deferred technology infrastructure costs	(2,474)	—	—
Other, net	(374)	107	23

Net cash used in investing activities	(8,716)	(5,250)	(11,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(20,025)	(10,273)	(375)
Proceeds from exercise of stock options	6,619	4,882	606
Repayments of employee notes receivable	1	8	—
Repayment of short-term borrowing from related party	—	—	(5,000)
Repayment of note payable to related party	—	—	(4,853)
Payment of capital lease obligations	—	(1)	(48)
Excess tax benefits from share-based payment arrangements	273	522	—
Capital contribution from Accenture	90	5	—

Net cash used in financing activities	(13,042)	(4,857)	(9,670)
Effect of exchange rate changes on cash and cash equivalents	2,756	(1,281)	(1,389)

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,447	17,642	36,626
CASH AND CASH EQUIVALENTS, beginning of period	72,898	55,256	18,630

CASH AND CASH EQUIVALENTS, end of period	$140,345	$72,898	$55,256

Supplemental cash flow information:
Cash paid for interest	$11	$36	$104
Cash paid for income taxes	$14,149	$13,585	$10,378
Non-cash investing and financing activities:
Convertible Series A preferred stock issued to Microsoft for note payable	—	—	$5,646
Common stock issued from exercise of employee stock options in exchange for notes receivable	—	$2,121	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (together, the “Company”) provides services focused on the design, development, integration, and deployment of business solutions on the Microsoft enterprise platform. The Company has a worldwide presence with operations and subsidiaries in the United States, Canada, United Kingdom, Spain, Italy, France, the Netherlands, Germany, Norway, Belgium, Sweden, Denmark, Switzerland, Finland, Australia, Singapore, Japan, Malaysia, Thailand and China.

The Company is a consolidated subsidiary of Accenture Ltd (referred to herein, together with its affiliates as “Accenture”). Accenture owns approximately 75% of the Company’s outstanding stock as of August 31, 2007. Microsoft Corporation and its affiliates (collectively “Microsoft”) owns approximately 20% of the outstanding stock, and the balance is held by the Company’s employees as of August 31, 2007.

The Company is subject to the risks and challenges associated with its state of development including dependence on related party revenues and financing and competition from larger consulting services companies which have greater financial and marketing resources. Management believes, based on the amount of cash on hand and cash expected to be generated from operations, that the Company will have sufficient funds to enable it to meet its cash requirements through the next twelve months, including those associated with the put provisions contained within its employee stock option plans. For information regarding the Company’s employee stock option plans, see Note 6 (Share-Based Compensation) to these Consolidated Financial Statements.

Change in Fiscal Year End

On May 23, 2007, the Company’s Board of Directors (the “Board”) resolved that the Company’s fiscal year that began on October 1, 2006 would end on August 31, 2007, and from and after that date, the Company’s fiscal year would be the period beginning September 1 of each year and ending on August 31 of the following year. As a result, the current period covered by these financial statements includes financial information for the 11-month period October 1, 2006 through August 31, 2007, which is referred to as “fiscal 2007” or “fiscal year 2007.” All references to years prior to fiscal 2007, unless otherwise noted, refer to the Company’s historical fiscal year, which ended on September 30. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period ended September 30, 2006. All references to quarters, unless otherwise noted and except for the two months of the Company’s fiscal fourth quarter ended August 31, 2007, refer to the historical quarters of the fiscal years prior to the Company’s fiscal year end change.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

The following unaudited selected financial data summarizes the Company’s results of operations for the prior year 11-month comparable period ended August 31, 2006:

Eleven Months
Ended August 31,
2006
(unaudited)

REVENUES:
Revenues before reimbursements:
Related parties	$318,670
Other	113,729

432,399

Reimbursements:
Related parties	17,574
Other	12,544

30,118

Revenues	$462,517

Operating income	$41,358
Income from continuing operations before income taxes	$43,196
Provision for income taxes	$7,559
Net income	$35,637

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2007 presentation.

Revenue Recognition

Revenues from contracts for services are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1,

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheets.

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

Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Revenues before reimbursements include the margin earned on sales of computer hardware and software. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services. Reimbursement revenues include specific billings for reimbursable expenses and, if applicable, allocations from gross billings where billings do not specifically identify reimbursable expenses.

Operating Expenses

Selected components of operating expenses are as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Research and development costs	$10,201	$11,568	$3,873
Advertising costs	1,553	1,551	172

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Share-Based Compensation Awards

On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) to record compensation expense for its employee stock options and share purchase rights. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25, in accounting for its employee stock options and share purchase rights. For information regarding share-based compensation, see Note 6 (Share-Based Compensation) to these Consolidated Financial Statements.

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities and of operating loss and tax credit carryforwards. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes reserves when the Company believes certain tax positions are not probable to be sustained if challenged. Each quarter, the Company evaluates these reserves and adjusts the reserves and related interest in light of changing facts and circumstances.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive (loss) income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

Foreign currency transaction gains (losses) are included in Other income (expense) and totaled $8,434, $7,015 and $(1,938) in fiscal 2007, 2006 and 2005, respectively.

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

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

The Company does not have any material derivatives designated as hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended.

Foreign currency forward contracts are recorded in the Consolidated Balance Sheets at fair value and marked to market through the Consolidated Income Statements in Other income (expense). The following table summarizes the fair value of the Company’s foreign currency forward contracts:

	August 31,	September 30,
	2007	2006

Included in Other current assets	$217	$1,476
Included in Other current liabilities	7,080	53

As of August 31, 2007, Other current liabilities include $7,002, and as of September 30, 2006, Other current assets include $1,219 recorded for the fair value of foreign currency forward contracts to mitigate the Company’s exposure to changes in foreign currency exposure on a 57,000 British pound-denominated inter-company note and related accrued interest between the Company and one of its subsidiaries. For the fiscal years ended August 31, 2007 and September 30, 2006 and 2005, Other income (expense) includes $8,256, $(6,936) and $(2,033), respectively, recorded for net gains and (losses) on foreign currency forward contracts.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. The amounts are recorded at cost, which approximates fair market value.

Receivables from Clients, Net

The Company carries its client receivables at their face amounts less an allowance for doubtful accounts and sales allowances. On a periodic basis, the Company evaluates its receivables and establishes its allowances based on historical experience, specifically identified accounts and other available information.

Certain Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of its holdings of cash, short-term investments and foreign currency forward contracts. The Company’s credit risk is managed by investing in cash and short-term investments in high-quality money market instruments and securities of the U.S. Government and its agencies and high-quality corporate issuers. The Company also monitors the stability of the financial institutions used, including those used as counter-party for derivatives and diversification of its financial resources.

The Company regularly invests funds in excess of its needs in money market instruments. These instruments are generally uninsured and subject to investment risk. Included in Cash and cash equivalents and Restricted cash equivalents were amounts held in money market instruments totaling $121,313 and $55,761 as of August 31, 2007 and September 30, 2006, respectively.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Clients

For the fiscal years ended August 31, 2007 and September 30, 2006 and 2005, 74%, 73% and 75%, respectively, of the Company’s revenues before reimbursements was derived from subcontracts with Accenture and Microsoft.

Services

The Company is committed to using Microsoft-based technologies as the basis of its services. As a result, the Company is subject to a number of risks, including the risk that general acceptance of competitive products may put it at a competitive disadvantage to other consulting companies that are able to focus on such non-Microsoft-based technology. The Company is dependent, in part, upon continued growth in the use of Microsoft-based technology by its clients and prospective clients and this demand for Microsoft-based technologies may grow at a reduced rate or decrease, thus reducing the market for its services. The Company may be subject to a perceived narrow focus that may limit its ability to attract new clients. The Company has access to certain Microsoft assets and information, the loss of which could result in a negative impact to its business.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 5 years
Furniture and fixtures	3 to 10 years
Leasehold improvements	Term of lease, 15 years maximum

As of August 31, 2007 and September 30, 2006 the Company had unamortized internal use software costs of $691 and $842, respectively, which is being amortized on a straight-line basis over an estimated useful life of 3 years.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets not subject to amortization are tested annually on September 30 for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Intangible assets amortization is computed on a straight-line basis over the estimated useful lives of the related assets ranging from 1 to 20 years.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of foreign currency translation adjustments for all periods presented.

Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result is effective for the Company’s fiscal year ending August 31, 2007. The Company’s adoption of SAB No. 108 did not have a material impact on its Consolidated Financial Statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the EITF consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. Upon adoption, EITF 06-2 must be applied as a change in accounting principle with either a cumulative effect adjustment to retained earnings at the beginning of the period of adoption, or through retrospective application to all prior periods. EITF 06-2 is effective for fiscal years beginning after December 15, 2006, and as a result, is effective for the Company’s fiscal year beginning September 1, 2007. The Company intends to apply EITF 06-2 as a change in accounting principle with the cumulative effect adjustment to retained earnings as of September 1, 2007. The Company does not expect the adoption of EITF 06-2 to have a material impact on its Consolidated Financial Statements for fiscal 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, will be effective for our fiscal year beginning September 1, 2007. Upon adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of Retained earnings.

The Company has substantially completed the process of evaluating the effect of FIN 48 on its Consolidated Financial Statements as of the beginning of the period of adoption, September 1, 2007. The Company estimates that the cumulative effects of applying FIN 48 will be recorded as an immaterial adjustment to beginning Retained earnings. In addition, in accordance with the provisions of FIN 48, the Company will reclassify an estimated $12,000 of the liability for unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal year beginning September 1, 2008. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its Consolidated Financial Statements.

2.	PROPERTY AND EQUIPMENT

The components of Property and equipment, net were as follows:

	August 31,	September 30,
	2007	2006

Computers, related equipment and software	$43,145	$38,304
Furniture and fixtures	2,817	2,803
Leasehold improvements	5,420	5,384

Property and equipment, gross	51,382	46,491
Total accumulated depreciation and amortization	(40,707)	(36,487)

Property and equipment, net	$10,675	$10,004

3.	BUSINESS COMBINATIONS AND GOODWILL

On February 28, 2005, the Company acquired a U.S. Microsoft Dynamics — Axapta consulting business for $4,614, net of cash acquired. The Company recorded $2,708 of goodwill and $1,380 of other intangible assets associated with the acquisition. The proforma effects of the fiscal 2005 acquisition on the Company’s operations are not material.

As of August 31, 2007 and September 30, 2006, the Company had goodwill of $10,196 and $11,975, respectively, recorded in the Company’s Americas segment. All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which does not permit the amortization of goodwill. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. As such, the Company performed impairment tests of goodwill and determined that goodwill was not impaired.

During the fiscal year ended August 31, 2007, the Company recorded a reduction in goodwill of $1,779 resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

4.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Current:
U.S. Federal	$504	$469	$72
U.S. state and local	571	264	80
Foreign	17,415	15,485	11,827

	$18,490	$16,218	$11,979

Deferred:
U.S. Federal	(39,134)	42	—
U.S. state and local	(3,556)	—	—
Foreign	(5,367)	(6,372)	291

	(48,057)	(6,330)	291

	$(29,567)	$9,888	$12,270

Income (loss) attributable to continuing operations before income taxes from U.S. and non-U.S. sources is as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

U.S. sources	$52,622	$29,932	$19,906
Non-U.S. sources	30,339	26,666	23,636

Total	$82,961	$56,598	$43,542

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

A reconciliation of income tax expense attributable to continuing operations at the U.S. Federal statutory income tax rate to the actual income tax expense is as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	(73.9)%	(16.4)%	(14.2)%
Tax credits	(3.1)%	(5.8)%	(2.3)%
State and local taxes	2.4%	(0.7)%	6.0%
Foreign operations	2.0%	0.2%	(2.1)%
Nondeductible expenses	0.7%	1.3%	4.5%
Dividend from foreign subsidiaries	—	3.3%	—
Other	1.3%	0.6%	1.3%

	(35.6)%	17.5%	28.2%

Significant components of the Company’s deferred tax assets from continuing operations include the following:

	August 31,	September 30,
	2007	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$40,355	$63,948	$73,731
Tax credit carryforwards	7,788	5,151	2,945
Property and equipment	1,802	1,543	1,116
Intangible assets	757	700	469
Accrued expenses	14,049	7,415	2,172
Deferred revenues	1,683	465	550
Other	1,485	967	2,403

	67,919	80,189	83,386
Valuation allowance	(9,433)	(72,676)	(81,958)

Total deferred tax assets	58,486	7,513	1,428
Deferred tax liabilities:
Other	(1,429)	(563)	(861)

Net deferred tax assets	$57,057	$6,950	$567

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of August 31, 2007, the Company has recognized net deferred tax benefits of $57,057 due to the anticipated realization of deferred tax assets primarily in the U.S., France, Spain, Australia and the United Kingdom. The decrease in the Company’s valuation allowance for continuing operations was $63,243, $9,282, and $6,182 for fiscal years 2007, 2006 and 2005, respectively. As of August 31, 2007,

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

the Company has $1,638 of net deferred tax assets and a fully off-setting valuation allowance related to certain discontinued operations in Hong Kong and China. As of September 30, 2006 and 2005, the Company had valuation allowances of $2,153 and $2,126, respectively, related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years would be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. Due to the reversal of the valuation allowance related to these pre-acquisition tax attributes for the fiscal year ended August 31, 2007, $1,779 was allocated as a reduction of goodwill. As of August 31, 2007, the remaining deferred tax asset related to net operating losses which will expire unutilized was fully eliminated.

The Company expects to realize future benefits for deferred tax assets related to all of its net operating losses in the U.S., France, Spain and Australia. For the fiscal year ended August 31, 2007, the amount of benefit recorded for each country was $21,063, $3,499, $2,047 and $4,599, respectively. The Company has provided full valuation allowances on certain remaining net non-U.S. deferred tax assets of $9,433 as it is unclear when sufficient taxable income to realize the deferred tax assets will be generated. Profitability could lead to a reduction of the net deferred tax asset valuation allowance in future periods. If this occurs, it could favorably impact net income in that period.

As of August 31, 2007, the Company has Federal net operating loss carryforwards of $65,396 which expire between 2020 and 2022. Federal tax credit carryforwards include research and experimentation credits of $1,537, foreign tax credits of $5,391 and alternative minimum tax credits of $859. The research and experimentation credits and the foreign tax credits will expire at various dates through 2027. The alternative minimum tax credits have an indefinite carryforward period. The Company’s ability to utilize $48,404 of its Federal net operating loss carryforwards and $788 of its research credit carryforwards is limited due to changes in ownership, as defined in the Internal Revenue Code, which occurred on December 31, 2001 and May 23, 2003. As of August 31, 2007, net operating loss carryforwards associated with ongoing operations in foreign jurisdictions were $73,011. Some of these foreign losses begin to expire in 2009. Of this amount, $11,401 expires at various dates through 2019 and $61,610 has an indefinite carryforward period.

During fiscal 2007, the Company was under examination by several state and non-U.S. tax authorities. One audit by a non-U.S. tax jurisdiction resulted in adjustment to a net operating loss carryforward but no cash tax payments. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of any ongoing audits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2007 and prior years. The determination of the deferred tax liability is not practicable. As of August 31, 2007, the undistributed earnings of these subsidiaries were approximately $49,039. No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter ended September 30, 2006, the Company’s Board approved a domestic reinvestment plan as allowed by the AJCA with respect to un-repatriated foreign earnings. The Company repatriated

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

$20,643 in foreign earnings during its fourth quarter ended September 30, 2006 under the AJCA. Of this amount $19,043 qualified for the 85 percent deduction. The tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA was $4.

5.	EMPLOYEE BENEFIT PLANS

In the United States, the Company has a 401(k) Savings Plan (the “Savings Plan”) in which all employees are eligible to participate. The Savings Plan allows employees to contribute up to 16% of their compensation, subject to the statutory limits. After one year of service, the Company matches employee contributions up to 3% of each participant’s compensation, subject to statutory limits. The Company’s contributions to the Savings Plan are discretionary as authorized by the Board. During the fiscal years ended August 31, 2007 and September 30, 2006 and 2005, $2,351, $2,492 and $2,266, respectively, were charged to expense in Cost of services and Selling, general and administrative costs relating to the Savings Plan.

The Company has a supplemental executive retirement and savings plan (“SERP”) that allows a certain group of management or highly compensated employees to defer up to 100% of their annual compensation. The Company does not make contributions to the plan.

In the United Kingdom, Canada, Spain and the Netherlands, the Company maintains defined contribution plans in each country and provides matching contributions. During the fiscal years ended August 31, 2007, and September 30, 2006 and 2005, $3,804, $2,792 and $1,243, respectively, were charged to expense in Cost of services and Selling, general and administrative costs.

6.	SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R which is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. On October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flows remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its stock options granted under the Avanade Inc. 2000 Stock Incentive Plan (the “SIP”) and the Avanade Inc. Employee Stock Option Plan (the “Employee Plan,” and together with the SIP, the “Option Plans”). Accordingly, compensation expense was recognized for employee stock options only if they had intrinsic value on the measurement date. The adoption of SFAS No. 123R resulted in the Company recording share-based compensation expense for unvested employee stock options based on the grant-date fair value. The impact of adopting SFAS No. 123R on Net income for the fiscal year ended September 30, 2006 was a decrease of $4,912.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using straight-line and accelerated expense attribution methods, the Company’s Net income for fiscal 2005 would have been reduced to the pro forma amounts as indicated below:

Year Ended
September 30,
2005

Net income as reported	$31,412
Add: Share-based compensation expense already included in Net income as reported, net of tax	1,534
Deduct: Pro forma share-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,899)

Subtotal	(9,365)

Pro forma net income	$22,047

A summary of information with respect to share-based compensation is as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Total share-based compensation expense included in Net income	$9,590	$7,361	$1,610
Income tax benefit related to share-based compensation included in Net income	$6,042	$409	$76

The income tax benefit related to share-based compensation included in Net income increased to $6,042 for the eleven months ended August 31, 2007 over the prior year primarily due to the impact of the release of the valuation allowance against deferred tax assets in the U.S.

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

Overview of Stock Option Plans

The Option Plans provide for the grant of up to 30,000,000 shares of common stock in the form of options or equity-related awards. As of August 31, 2007, no shares were available for future grants under the Employee Plan and 7,535,799 shares were available for future grants under the SIP. Awards that expire, terminate or lapse under the Employee Plan will again be available for grant as awards under the SIP. Under the terms of the Option Plans, the Company is required to determine the value of the Company’s common stock as of the end of its fiscal year and as of the end of its second fiscal quarter each year (the “Semi-annual Valuations”). In addition, under the authority of the Board, the Company has elected to perform quarterly valuations as of the end of its first and third fiscal quarters

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

each year. The calculations of the Semi-annual Valuations reflected herein for the period ended August 31, 2007 have been prepared by a third party in accordance with the Board’s normal procedures and have been approved by the Board as of November 8, 2007. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to assist the Board in determining the estimated fair value of the total equity of the Company. The total equity consists of 100% of the stockholder’s equity, including both the preferred and common stock. The Company issues new shares of common stock for shares delivered under the Option Plans. The Company does not intend to grant any further options to purchase shares of its common stock.

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

Under the terms of the Option Plans, since July 1, 2005 (i) all vested stock issued pursuant to awards granted under the Option Plans is subject to purchase by the Company, at the Company’s sole discretion, at fair value, (ii) the Company has the right of first refusal with respect to any proposed sale or other disposition of stock issued pursuant to an option and (iii) stock issued pursuant to awards granted under the Option Plans entitles the holder to certain put rights that compel the purchase of the stock by the Company at the fair value as determined pursuant to the Semi-annual Valuations. The rights described above may not be exercised by the holder or the Company until the date that is six months and one day after the date the shares are acquired and may only be exercised during the 30-day periods following Semi-annual Valuations (the “put/call period”).

During the fiscal year ended September 30, 2006, the Company provided loans totaling $2,121 to employees for the cost to exercise options to purchase 894,830 shares of common stock, and, in certain cases, the related employee tax obligations. The loans were made available to all employees who qualified, excluding executive officers. The loans were secured by the shares issued pursuant to the related option exercises, provided full recourse to personal assets of employees and bore interest at fixed rates of 8.0% to 9.5% per annum. The Company established interest rates for individual employees based on credit scoring and reference to market rates of interest. The principal balance of each loan and any unpaid interest thereon were due one year from the date of funding of the loan, unless accelerated due to termination of employment, the sale of the related stock or a material event of default as defined in the loan agreement. Prepayment of principal and interest may have been made at any time without penalty. The loans, plus accrued interest, were repaid during fiscal 2007 and fiscal 2006 with proceeds related to share repurchases withheld by the Company.

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

Stock option activity for the eleven months ended August 31, 2007 was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number	Exercise Price	(In Years)	Value

Options outstanding as of
September 30, 2006	18,563,892	$2.79	6.0	$95,954
Granted	—	$—
Exercised	(3,136,432)	$2.57
Expired	(113,375)	$3.46
Forfeited	(398,535)	$4.31

Options outstanding as of August 31, 2007	14,915,550	$2.79	5.1	$116,012

Options exercisable as of August 31, 2007	13,929,327	$2.68	5.0	$109,935
Options exercisable as of September 30, 2006	16,099,765	$2.60	5.8	$86,354
Options exercisable as of September 30, 2005	17,047,808	$2.40	6.2	$63,762

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding as of September 30, 2005 was 6.7 years and $77,375, respectively.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Other information pertaining to options is as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006		2005

Weighted average grant-date fair value of stock options granted	$ n/a	$	n/a	$3.01
Total fair value of stock options vested	$4,175		$9,310	$6,264
Total intrinsic value of stock options exercised	$19,566		$13,913	$1,223

For the eleven months ended August 31, 2007, cash received from the exercise of stock options was $6,619 and the income tax benefit realized from the exercise of stock options was $790. As of August 31, 2007, there was $620 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

The Company made no option grants during fiscal 2007 or fiscal 2006. The fair value of each option grant for fiscal 2005 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Expected life (in years)	6.0
Risk-free interest rate	3.90%
Expected volatility	55%
Expected dividend yield	0%

The expected life of each award granted during 2005 was calculated using the “simplified method” described in SAB No. 107, Share-Based Payments. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility was based on an average of the historical volatilities of common shares and the implied volatility of options for a set of competitive companies that included sufficient trading history since their initial public offerings. Expected dividend yield is based on historical dividend payments and expectations about future dividend payments.

     Avanade Inc. Long-Term Incentive Plan

On June 19, 2006, the Company adopted the Avanade Inc. Long-Term Incentive Plan (the “AVU Plan”). Awards under the AVU Plan are granted in the form of Avanade Valuation Units (“AVUs”), each of which is based on an amount determined by the Board or the Compensation Committee (the “Base Value”) that, except for the initial grants made effective June 19, 2006, may not be less than the fair value of the common stock of the Company as of the effective date of the applicable grant. The awards will vest according to a schedule determined by the Compensation Committee. Once vested, each AVU is to be settled in cash based on the difference between the fair value of the common stock of the Company at the time the award vests and the applicable Base Value of such AVU, provided, however, that (i) the aggregate payment of AVUs that vest in any calendar year may not, pursuant to the terms of the AVU Plan, exceed twelve percent of the operating income unreduced by AVU expenses, and (ii) the Compensation Committee may reduce the amount paid out with respect to AVUs for any reason in its sole discretion. Payments, if any, on vested AVUs will be made not later than

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

March 31 of the calendar year following the date of vesting. After vested AVUs are paid out, or it is determined by the Compensation Committee that the settlement values are zero, the vested AVUs are terminated. Under the AVU Plan, vesting of AVUs and payments thereon may be accelerated upon the occurrence of certain events, as more specifically provided in the AVU Plan documentation. Except as otherwise provided in the AVU Plan and applicable documents, AVUs that have not vested at or prior to the time of the termination of a recipient’s employment shall be cancelled and forfeited.

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

AVU Plan activity for the eleven months ended August 31, 2007 was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of AVUs	Base Price	(In Years)	Value

AVUs outstanding as of September 30, 2006	2,793,879	$6.14	3.2	$5,085
Granted	3,253,205	$8.04
Vested and paid	(694,462)	$6.14
Forfeited	(440,952)	$6.82

AVUs outstanding as of August 31, 2007	4,911,670	$7.34	2.9	$15,877

The fair value of AVUs outstanding as of August 31, 2007 and September 30, 2006 is estimated using the Monte Carlo simulation model with the following weighted average assumptions:

	2007	2006

Expected life (in years)	1.6	1.7
Risk-free interest rate	4.19%	4.61%
Expected volatility	38%	40%
Expected dividend yield	0%	0%

The assumptions used for estimating the fair value of AVUs and related compensation costs for the fiscal years ended August 31, 2007 and September 30, 2006 were determined in the same manner as the expected life, risk-free interest rate, expected volatility and expected dividend yield used in the Black-Scholes-Merton valuation model for estimating fair value and related share-based compensation costs for the Company’s option plans as discussed above.

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

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Consolidated Balance Sheets:

	August 31,	September 30,
	2007	2006

Vested common stock subject to put rights	$49,956	$33,785
Intrinsic value of stock options	115,379	90,179

	$165,335	$123,964

7.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

     Share Repurchase Activity

The Company’s share repurchase activity for the eleven months ended August 31, 2007 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)(2)	2,100,373	$17,638
Other purchases(3)(4)	554,232	4,487

	2,654,605	22,125

Less:
Amounts withheld for employee loan repayments(5)		662
Non-cash amounts related to “stock-swaps”(4)		1,438

Net cash out-lay		$20,025

(1)	During the put/call period following the Semi-annual Valuation approved by the Board effective May 23, 2007, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective June 25, 2007, of an aggregate of 1,043,789 shares of the Company’s common stock at a price of $8.84 per share.

(2)	During the Put/call period following the Semi-annual Valuation approved by the Board effective November 8, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

resulted in the repurchase, effective December 13, 2006, of an aggregate of 1,056,584 shares of the Company’s common stock at a price of $7.96 per share.

(3)	During the eleven months ended August 31, 2007, as authorized under its option plans, the Company acquired 379,127 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(4)	During the eleven months ended August 31, 2007, as authorized under its option plans, the Company acquired 175,105 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

(5)	The Company withheld $662 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held. As of August 31, 2007, no amounts remained outstanding for the Company sponsored loans and related accrued interest.

The Company’s share repurchase activity for the fiscal year ended September 30, 2006 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)	1,451,614	$9,726
Other purchases(2)(3)	346,522	2,207

	1,798,136	11,933

Less:
Amounts withheld for employee loan repayments(4)		1,570
Non-cash amounts related to “stock-swaps”(3)		90

Net cash out-lay		$10,273

(1)	During the put/call period following the Semi-annual Valuation approved by the Board effective May 17, 2006, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective July 3, 2006, of an aggregate of 1,451,614 shares of the Company’s common stock at a price of $6.70 per share.

(2)	During the fiscal year ended September 30, 2006, as authorized under its option plans, the Company acquired 333,089 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(3)	During the fiscal year ended September 30, 2006, as authorized under its option plans, the Company acquired 13,433 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

(4)	The Company withheld $1,570 of the proceeds for repayment of loans, plus accrued interest, previously provided to certain employee shareholders for costs to exercise the underlying options of employee shares held.

During fiscal 2005, the Company repurchased 68,399 shares of its common stock for $375 in cash.

8.	SHAREHOLDERS’ EQUITY

     Preferred Stock

Holders of the Convertible Series A preferred stock have preferential rights over common shareholders to non-cumulative dividends at a rate of $0.63 (8%) per share per annum, when and if declared by the Company’s Board of Directors. The Convertible Series A preferred shareholders have the right to one vote for each share of common stock into which the Convertible Series A preferred stock could be converted and, with respect to that vote, have full voting rights and powers equal to those of the holders of common stock. In the event of liquidation, the holders of the Convertible

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Series A preferred stock have preferential rights over common shareholders to liquidation payments at the original issue price plus declared but unpaid dividends. The preferred shareholders also have right of participation to purchase a pro rata share of any equity security offering.

The Convertible Series A preferred stock is convertible, at the option of the holder at any time, into common stock at approximately $7.86 per share, which is equal to the original issue price, subject to adjustment pursuant to the Company’s Restated Articles of Incorporation. In the case of a qualifying initial public offering (“IPO”) of the Company’s common stock, the Convertible Series A preferred stock would automatically convert into Class B common stock. Class B common stock would be created only in the case of a qualifying IPO and would have the same rights as existing common shares, with the exception that Class B shares would have three votes per share.

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

On February 14, 2005, Microsoft, Accenture and the Company entered into a Stock Purchase Agreement and the Third Amended and Restated Contribution and Stockholders Agreement. This resulted in Microsoft acquiring 1,136,127 shares of Avanade Convertible Series A preferred stock in exchange for cancellation of $5,646 of the Company’s note payable to Microsoft. Also as a result of the amendment, Accenture now has the right to purchase substantially all of the remaining outstanding shares of the Company not owned by Accenture at fair value if certain events occur.

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

Holders of the Company’s common stock issued under the Option Plans have certain put rights (see Note 6 (Share-Based Compensation) to these Consolidated Financial Statements under “Stock and Put Rights”). Holders of the Company’s common stock that was not issued under the Option Plans do not have such put rights.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     Common Stock Reserved for Future Issuance

As of August 31, 2007 common stock reserved for future issuance was as follows:

Convertible Series A preferred stock	74,750,903
Upon exercise of outstanding options	14,915,550

89,666,453

9.	LEASE COMMITMENTS

The Company leases facilities and certain equipment in each of its operating locations under noncancelable operating leases with terms ranging from one to fifteen years. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. As of August 31, 2007, future minimum rental commitments under non-cancelable operating leases, including leases with related parties, are as follows:

Year Ending August 31,	Office Space	Equipment

2008	$5,207	$191
2009	4,007	148
2010	2,804	108
2011	2,070	86
2012	2,038	12
Thereafter	4,100	—

	$20,226	$545

Rental expense totaled $9,354, $8,798 and $7,864 for the fiscal years end August 31, 2007, September 30, 2006 and 2005, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of August 31, 2007,

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of August 31, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes they will not have a material effect on the results of operations, financial position or cash flows of the Company.

11.	RELATED-PARTY BALANCES AND TRANSACTIONS

The Company’s related-party transactions with Accenture and Microsoft are as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Related-party revenues before reimbursements:
Accenture	$400,373	$324,185	$258,782
Microsoft	40,179	30,381	29,586

Total	$440,552	$354,566	$288,368

Related-party reimbursements:
Accenture	$16,371	$15,124	$14,406
Microsoft	6,094	4,623	3,658

Total	$22,465	$19,747	$18,064

Related-party expenses:
Accenture	$51,412	$31,576	$16,076
Microsoft	3,571	3,280	2,999

Total	$54,983	$34,856	$19,075

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

The Company’s related-party balances with Accenture and Microsoft are as follows:

	August 31,	September 30,
	2007	2006

Due from related parties:
Accenture	$55,008	$52,170
Microsoft	7,086	3,256

Total	$62,094	$55,426

Unbilled services to related parties:
Accenture	$35,540	$28,294
Microsoft	6,011	3,807

Total	$41,551	$32,101

Due to related parties:
Accenture	$6,907	$9,154
Microsoft	498	845

Total	$7,405	$9,999

Deferred revenue:
Accenture	$590	$1,036
Microsoft	1,577	1,013

Total	$2,167	$2,049

The Company subleases its Seattle, Washington, office space from Microsoft under an agreement that terminates in February 2009. The Company subleases its Chicago, Australia, Germany, France and Spain office space from Accenture on a month-to-month basis. Additionally, the Company may rent, on an as needed basis, desk space available in Accenture offices. Rent charged by Accenture varies each month with the amount of space occupied by the Company. Rent incurred on leases with related parties approximates market rates for similar leases.

Related party expenses include $47,416, $30,331 and $15,785 for the eleven months ended August 31, 2007 and years ended September 30, 2006 and 2005, respectively, for subcontracting for professional services expenses incurred with Accenture and Microsoft. Related party expenses include $2,222 for technology infrastructure costs incurred with Accenture for the eleven months ended August 31, 2007.

The Company has a line of credit with Accenture which can be used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of August 31, 2007, there were no amounts outstanding on the line of credit. During fiscal 2004, the Company borrowed $5,000 under the line of credit, which was repaid along with accrued interest during April 2005.

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

The reportable operating segments are the three operating areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments is as follows:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

Revenues before reimbursements:
Americas	$304,066	$263,473	$199,791
Europe	233,410	190,446	164,301
Asia Pacific	53,680	33,233	25,707
Corporate and eliminations	2,390	(3,288)	(2,485)

Total	$593,546	$483,864	$387,314

Depreciation and amortization:
Americas	$2,703	$3,035	$3,279
Europe	1,591	1,659	1,180
Asia Pacific	576	530	617
Corporate and eliminations	1,323	2,319	1,732

Total	$6,193	$7,543	$6,808

Operating income (loss):
Americas	$76,495	$58,431	$31,860
Europe	31,429	29,989	31,552
Asia Pacific	444	(1,127)	(1,430)
Corporate and eliminations	(29,235)	(32,775)	(15,020)

Total	$79,133	$54,518	$46,962

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	August 31,	September 30,
	2007	2006

Assets:
Americas	$220,441	$135,616
Europe	150,463	102,947
Asia Pacific	28,663	17,277
Corporate and eliminations	(18,480)	(14,983)

Total	$381,087	$240,857

The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years. Revenues are attributed to countries based on where client services are supervised.

The table below summarizes the distribution of revenues before reimbursements by country:

	Eleven Months
	Ended	Year Ended
	August 31,	September 30,
	2007	2006	2005

United States	45%	47%	47%
United Kingdom	13%	17%	22%

As of August 31, 2007 and September 30, 2006 and 2005, the Company’s business operations located in the United States held 78%, 82% and 82%, respectively, of the Company’s total consolidated long-lived assets. These long-lived assets primarily include property and equipment, net, goodwill and other intangible assets, net. No other country accounted for greater than 10% of the Company’s total consolidated long-lived assets for these periods, respectively.

13.	SUBSEQUENT EVENT

Share Repurchases

On November 8, 2007, the Board approved the current Semi-annual Valuation, thereby initiating a put/call period during which the Company intends to exercise its call rights to purchase 838,464 shares of its common stock held by current and former employees. The repurchase of these shares of Avanade common stock at a price of $10.57 per share is expected to result in an estimated cash outlay of approximately $8,863, which is anticipated to be made in December 2007. Additionally, holders of 3,331,000 shares of the Company’s common stock are eligible to exercise their put rights during this put/call period. The Company cannot at this time estimate the actual number of shares that holders will require the Company to repurchase by exercising their put rights. Any cash outlay that may be required to repurchase these shares is also expected to be paid in December 2007. For additional information, refer to Note 6 (Share-Based Compensation) to these Consolidated Financial Statements under “Stock and Put Rights.”

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

14.	QUARTERLY DATA (unaudited)

					Eleven
				Two Months	Months
				Ended	Ended
	First	Second	Third	August 31,	August 31,
Eleven Months Ended August 31, 2007	Quarter(2)	Quarter	Quarter	2007(1)	2007

Revenues before reimbursements:
Related parties	$101,998	$117,192	$130,199	$91,163	$440,552
Others	35,970	44,225	41,552	31,247	152,994

	137,968	161,417	171,751	122,410	593,546

Reimbursements
Related parties	5,391	5,110	7,094	4,870	22,465
Others	4,190	4,702	4,885	3,744	17,521

	9,581	9,812	11,979	8,614	39,986

Revenues	$147,549	$171,229	$183,730	$131,024	$633,532

Operating income	$13,960	$26,425	$22,314	$16,434	$79,133
Net income	$56,179	$19,884	$22,687	$13,778	$112,528

(1)	The Company’s fiscal fourth quarter includes only two months due to the change, effective August 31, 2007, in the Company’s fiscal year end from September 30 to August 31.

(2)	During the three months ended December 31, 2006, the Company recognized net deferred tax benefits of $47,161 due to the anticipated realization of deferred tax assets, primarily in the United States. For information regarding changes in the Company’s deferred tax assets, see Note 4 (Income Taxes) to these Consolidated Financial Statements.

	First	Second	Third	Fourth
Year Ended September 30, 2006	Quarter	Quarter	Quarter	Quarter(1)	Annual

Revenues before reimbursements:
Related parties	$75,732	$86,872	$95,207	$96,755	$354,566
Others	27,464	31,345	31,639	38,850	129,298

	103,196	118,217	126,846	135,605	483,864

Reimbursements
Related parties	4,410	4,456	5,353	5,528	19,747
Others	3,071	3,472	3,430	4,222	14,195

	7,481	7,928	8,783	9,750	33,942

Revenues	$110,677	$126,145	$135,629	$145,355	$517,806

Operating income	$3,224	$10,222	$14,801	$26,271	$54,518
Net income	$2,471	$7,655	$11,063	$25,521	$46,710

(1)	During the three months ended September 30, 2006, the Company recognized net deferred tax benefits of $6,950 due to the anticipated realization of deferred tax assets, primarily in France, Spain, and the United Kingdom. For information regarding changes in the Company’s deferred tax assets, see Note 4 (Income Taxes) to these Consolidated Financial Statements.