Form 10-Q
period 2007-11-30
Avanade Inc.
filed 2008-01-14
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of December 31, 2007 was 3,828,128.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
November 30, 2007 and August 31, 2007
(In thousands of U.S. dollars, except share and per share amounts)

	November 30,	August 31,
	2007	2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174,127	$140,345
Receivables from clients, net of allowances of $518 and $365, respectively	41,296	28,604
Due from related parties	84,111	62,094
Unbilled services to clients	23,985	19,874
Unbilled services to related parties	12,481	41,551
Deferred income taxes, net	23,280	24,529
Other current assets	6,361	5,218

Total current assets	365,641	322,215

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $44,783 and $40,707, respectively	10,218	10,675
Goodwill	12,052	10,196
Other intangible assets, net of accumulated amortization of $5,027 and $4,960, respectively	3,874	571
Deferred income taxes, net	30,612	32,528
Other non-current assets	5,920	4,902

Total non-current assets	62,676	58,872

TOTAL ASSETS	$428,317	$381,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$17,849	$7,405
Accounts payable	23,107	18,148
Deferred revenues	5,330	3,771
Accrued payroll and related benefits	68,868	59,500
Accrued expenses	18,801	17,166
Income taxes payable	3,499	13,209
Other current liabilities	3,418	7,878

Total current liabilities	140,872	127,077

NON-CURRENT LIABILITIES
Income taxes payable	12,753	—
Other non-current liabilities	8,323	5,726

Total non-current liabilities	21,076	5,726

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	178,268	165,335
SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of November 30, 2007 and August 31, 2007, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of November 30, 2007 and August 31, 2007, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 5,194,102 and 4,726,363 shares issued and outstanding as of November 30, 2007 and August 31, 2007, respectively	—	—
Additional paid-in-capital	113,089	125,018
Accumulated deficit	(28,167)	(41,835)
Accumulated other comprehensive income (loss)	3,172	(241)

Total shareholders’ equity	88,101	82,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$428,317	$381,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2007 and December 31, 2006
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	November 30,	December 31,
	2007	2006

REVENUES:
Revenues before reimbursements:
Related parties	$150,629	$101,998
Other	48,695	35,970

	199,324	137,968

Reimbursements:
Related parties	5,785	5,391
Other	4,892	4,190

	10,677	9,581

Revenues	210,001	147,549

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	132,945	90,324
Reimbursable expenses	10,677	9,581

Cost of services	143,622	99,905
Selling, general and administrative costs	43,773	33,684

Total operating expenses	187,395	133,589

OPERATING INCOME	22,606	13,960
Interest income	1,236	721
Interest expense	(8)	(8)
Other income	252	137

INCOME BEFORE INCOME TAXES	24,086	14,810
Provision (benefit) for income taxes	9,594	(41,369)

NET INCOME	$14,492	$56,179

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2007
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Convertible
	Series A				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Deficit	Income (Loss)	Equity

Balance as of August 31, 2007	$7	74,750,903	$—	4,726,363	$125,018	$(41,835)	$(241)	$82,949

Adoption of EITF Issue 06-2						(1,035)		(1,035)

Adoption of FASB Interpretation No. 48						211		211

Comprehensive income:

Net income						14,492		14,492

Foreign currency translation adjustments							3,413	3,413

Comprehensive income								17,905

Income tax benefit on share-based compensation plans					99			99

Change in redeemable common stock and employee stock options					(12,933)			(12,933)

Share-based compensation expense					335			335

Issuances of common stock related to employee share programs				554,314	1,439			1,439

Purchases of common stock				(86,575)	(869)			(869)

Balance as of November 30, 2007	$7	74,750,903	$—	5,194,102	$113,089	$(28,167)	$3,172	$88,101

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2007 and December 31, 2006
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	November 30,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,492	$56,179
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation and amortization	3,199	1,680
Unrealized foreign currency gain on intercompany notes	(2,473)	(4,929)
Loss on disposal of property and equipment, net	1	19
Deferred income tax expense (benefit)	4,080	(44,284)
Share-based compensation expense	335	753
Change in assets and liabilities —
Receivables from clients, net	(10,010)	(6,516)
Due from related parties	(19,274)	(4,995)
Unbilled services to clients	(3,052)	6,066
Unbilled services to related parties	29,398	(2,781)
Other current assets	(818)	1,977
Due to related parties	10,179	401
Accounts payable	2,820	(1,197)
Deferred revenues	1,189	1,398
Accrued payroll and related benefits	4,965	(4,149)
Accrued expenses	247	850
Income taxes payable	3,332	(386)
Other liabilities	(3,028)	2,445

Net cash provided by operating activities	35,582	2,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	3	—
Purchases of property and equipment	(2,230)	(917)
Purchase of business, net of cash acquired	(4,223)	—
Deferred technology infrastructure costs	(1,202)	—
Other, net	396	(2)

Net cash used in investing activities	(7,256)	(919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(684)	(8,423)
Proceeds from exercise of stock options	1,254	1,590
Repayments of employee notes receivable	—	1
Excess tax benefits from share-based payment arrangements	79	61

Net cash provided by (used in) financing activities	649	(6,771)
Effect of exchange rate changes on cash and cash equivalents	4,807	1,109

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,782	(4,050)
CASH AND CASH EQUIVALENTS, beginning of period	140,345	72,898

CASH AND CASH EQUIVALENTS, end of period	$174,127	$68,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the 11-months ended August 31, 2007, included in the Company’s Transition Report on Form 10-K filed with the SEC on November 21, 2007 (the “2007 Form 10-K”). The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the Company’s fiscal year 2008.

Change in Fiscal Year

On May 23, 2007, the Company’s Board of Directors (the “Board”) resolved that the Company’s fiscal year that began on October 1, 2006 would end on August 31, 2007, and from and after that date, the fiscal year of the Company would be the period beginning September 1 of each year and ending on August 31 of the following year. The Company has not restated prior year financial statements to conform to the new fiscal year as the Company does not believe the results would be materially different because the Company’s operations and cash flows do not materially fluctuate on a seasonal basis and the change in fiscal year end and quarter end is one month.

Reclassification of prior-period amounts

The Company’s Consolidated Income Statement for the three months ended December 31, 2006 includes the reclassification of certain costs from Cost of services to Selling, general and administrative costs. This reclassification was necessary to conform to the current period presentation of compensation costs related to certain consultants engaged in business development initiatives for the Company. The following is a summary of adjusted amounts resulting from this reclassification:

	Three Months Ended
	December 31, 2006
		As Reported in
	Adjusted	Fiscal 2007

Cost of services before reimbursable expenses	$90,324	$95,379
Selling, general and administrative costs	33,684	28,629

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The following is a summary of the impact of this reclassification on Operating income (loss) for each of the Company’s operating segments:

	Three Months Ended
	December 31, 2006
		As Reported in
	Adjusted	Fiscal 2007

Operating income (loss):
Americas	$12,075	$12,342
Europe	7,251	7,636
Asia Pacific	504	588
Corporate and eliminations	(5,870)	(6,606)

Total	$13,960	$13,960

Recently Adopted Accounting Pronouncements

On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.

The adoption of FIN 48 had the following impact on the Company’s Consolidated Financial Statements: decreased Current income taxes payable by $11,891; increased Non-current income taxes payable by $11,680; and decreased Accumulated deficit by $211.

As of September 1, 2007, the Company had gross unrecognized tax benefits of $11,598, of which $11,136, if recognized, would affect the Company’s effective tax rate. The Company’s policy, which has not changed as a result of adopting FIN 48, is to include interest and penalties related to unrecognized tax benefits in the Provision for income taxes. As of September 1, 2007, the Company had accrued interest and penalties on its Consolidated Balance Sheet related to uncertain tax positions of $544, net of tax benefits, which are not included in the above gross unrecognized tax benefits amount.

The Company or one of its subsidiaries files income tax returns in the U.S. and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to its fiscal year ending September 30, 2004. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to fiscal years ending September 30, 2002. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that appropriate amounts of tax, interest and penalties that may result from these open tax years have been provided in accordance with FIN 48.

The Company is currently under audit by income tax authorities in a foreign jurisdiction for the tax year ending September 30, 2005. The Company does not expect this audit to be effectively settled within the next 12 months. The Company is also currently under audit in several other jurisdictions outside the United States; none of these audits is individually material to the Company’s financial position, results of operations or cash flows. The Company believes that it is reasonably possible that approximately $2,000 of its unrecognized tax benefits may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

On September 1, 2007, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires the cost of such compensated absences be accrued over the requisite service period. The Company applied EITF 06-2 as a change in accounting principle with a cumulative effect adjustment to Accumulated deficit as of September 1, 2007. The adoption of EITF 06-2 had the following impact on the Company’s Consolidated Financial Statements: increased Accrued payroll and related benefits, net of related taxes, by $1,035 and increased Accumulated deficit by $1,035.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R” or the “Statement”), which is a revision of FASB SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The Company is currently evaluating the impact of SFAS 141R on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS” No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal year beginning September 1, 2008. The adoption of SFAS No. 157 in fiscal 2009 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive (loss) income consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	Three Months Ended
	November 30,	December 31,
	2007	2006

Three months ended	$17,905	$53,769

3.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Under the terms of the Company’s option plans, the Company is required to determine the value of the Company’s common stock each year as of the end its second fiscal quarter and as of the end of its fiscal year (the “Semi-annual Valuation”). In addition, under the authority of the Board, the Company has elected to perform quarterly valuations as of the end of its first and third fiscal quarters each year. The calculations of the quarterly valuation reflected herein for the period ended November 30, 2007 have been prepared by a third party in accordance with the Board’s normal procedures and have been reviewed by the Audit Committee of the Board, but

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

have not been approved by the Board as of January 14, 2008. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to assist the Board in determining the estimated fair value of the total equity of the Company.

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

Vested shares of common stock issued under the Company’s option plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as employment services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding as of November 30, 2007 and August 31, 2007, respectively. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on the Consolidated Balance Sheets.

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Company’s Consolidated Balance Sheets:

	November 30,	August 31,
	2007	2007

Vested common stock subject to put rights	$58,484	$49,956
Intrinsic value of stock options	119,784	115,379

	$178,268	$165,335

The Company’s share repurchase activity during the three months ended November 30, 2007 was as follows:

	Shares	Amount

Other purchases(1)(2)	86,575	$869

Less:
Non-cash amounts related to “stock-swaps”(2)		185

Net cash out-lay		$684

(1)	During the three months ended November 30, 2007, as authorized under its option plans, the Company acquired 68,759 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(2)	During the three months ended November 30, 2007, as authorized under its option plans, the Company acquired 17,816 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

For a description of the Company’s option plans and related call and put rights, see Note 6 (Share-Based Compensation) to the Company’s fiscal 2007 Consolidated Financial Statements included in Transition Report on Form 10-K for the 11-months ended August 31, 2007.

4.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of November 30, 2007, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of November 30, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial position.

5.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (together with its affiliates, “Accenture”). Microsoft Corporation (together with its affiliates, “Microsoft”) holds a minority ownership interest in the Company.

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party transactions with Accenture and Microsoft were as follows:

	Three Months Ended
	November 30,	December 31,
	2007	2006

Related-party revenues before reimbursements:
Accenture	$135,757	$93,394
Microsoft	14,872	8,604

Total	$150,629	$101,998

Related-party reimbursements:
Accenture	$4,371	$4,076
Microsoft	1,414	1,315

Total	$5,785	$5,391

Related-party expenses:
Accenture	$21,365	$10,071
Microsoft	1,178	954

Total	$22,543	$11,025

The Company’s related-party balances with Accenture and Microsoft were as follows:

	November 30,	August 31,
	2007	2007

Due from related parties:
Accenture	$77,568	$55,008
Microsoft	6,543	7,086

Total	$84,111	$62,094

Unbilled services to related parties:
Accenture	$4,539	$35,540
Microsoft	7,942	6,011

Total	$12,481	$41,551

Due to related parties:
Accenture	$17,353	$6,907
Microsoft	496	498

Total	$17,849	$7,405

Deferred revenues:
Accenture	$2,264	$590
Microsoft	1,464	1,577

Total	$3,728	$2,167

Related party expenses include $20,325 and $9,623 for the three months ended November 30, 2007 and December 31, 2006, respectively, for subcontracting for professional services expenses incurred with Accenture

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

and Microsoft. Related party expenses for the three months ended November 30, 2007 also include $385 for technology infrastructure costs incurred with Accenture.

Intercompany borrowing facility

On September 1, 2007, the Company agreed to enter into an intercompany borrowing facility with Accenture for the purpose of centralizing the use of treasury services within Accenture’s global group of controlled companies. The migration to centralized treasury services is expected to be completed during the Company’s third fiscal quarter of 2008. Under this arrangement, the Company will make daily advances in the form of deposits of all positive cash balances held at the close of business to Accenture’s designated treasury accounts. Additionally, Accenture will make daily advances to the Company and its affiliates to fund daily cash operating needs. The advances will accrue interest based on local prevailing market interest rates, and such interest accrued will be paid at the close of business each month. The party in a net receivable position as of month-end may demand settlement of outstanding advances.

During the three months ended November 30, 2007, the Company began the initial steps in migrating to the Accenture treasury services by making advances of $4,641 to Accenture, and Accenture made $4,623 of advances to the Company under the arrangement. These advances are included in Due from related parties and Due to related parties, respectively, on the Company’s Consolidated Balance Sheets.

6.	SEGMENT REPORTING

The Company’s three reportable operating segments are its geographic business areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments was as follows:

	Three Months Ended
	November 30,	December 31,
	2007	2006

Revenues before reimbursements:
Americas	$95,672	$66,637
Europe	83,687	59,409
Asia Pacific	19,423	11,692
Corporate and eliminations	542	230

Total	$199,324	$137,968

Operating income (loss):
Americas	$18,430	$12,075
Europe	13,796	7,251
Asia Pacific	(546)	504
Corporate and eliminations	(9,074)	(5,870)

Total	$22,606	$13,960

7.	BUSINESS COMBINATIONS AND GOODWILL

On October 31, 2007, the Company acquired 100% of the outstanding stock of HOB Business Solutions, a European Microsoft Dynamics-focused consulting business for $5,242, net of cash acquired. Under the terms of the acquisition agreement, approximately $1,019 of the cash consideration was held back to secure indemnification obligations that may arise during the 18-month period subsequent to the closing date. In the event any

AVANADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

indemnification obligations are identified, the purchase price will be reduced accordingly. The hold-back amounts, less any indemnification obligations identified, will be released upon termination of the 18-month hold-back period.

The Company has accounted for the acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. As a result of the acquisition, approximately 30 professional consultants joined the Company’s operations in Denmark. The primary assets acquired include certain intellectual property. The Company recorded additional Other intangible assets and Goodwill of $3,300 and $1,830, respectively, within its Europe operating segment based on a preliminary purchase price allocation. The foregoing estimates may be subject to adjustment upon the completion of the Company’s final review and assessment of fair value of the intangible assets included in the acquisition. The proforma effects of the acquisition on the Company’s operations are not material.

8.	SUBSEQUENT EVENT

During the put/call period following the Semi-annual Valuation approved by the Board effective November 8, 2007, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective December 10, 2007, of an aggregate 1,500,011 shares of the Company’s common stock at a price of $10.57 per share. The total cash outlay for these transactions was $15,855.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Transition Report on Form 10-K for the 11-months ended August 31, 2007, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, a Bermuda holding company, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a Washington corporation, a minority shareholder, and its affiliates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2007” means the 11-month period that ended on August 31, 2007. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to “$40,800” means $40.8 million.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting and systems integration and technology markets are highly competitive, and we might not be able to compete effectively.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	Our profitability could suffer if we are not able to control our costs.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	If we are unable to manage the organizational challenges associated with the expansion of our Company, we might be unable to achieve our business objectives.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	Consolidation in the industries that we serve could adversely affect our business.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of the value of our stock.

•	Loss of our significant corporate relationships could reduce our revenue and growth prospects.

•	Because we are controlled by Accenture, we have limited ability to set our own independent strategies, and our business strategy and direction may be dictated by Accenture’s overall business strategy.

•	We rely on Accenture for the majority of our revenue. The loss of that revenue would have a significant adverse impact on our results of operations and may affect our ability to continue to operate.

•	Our Global Delivery Network relies on Accenture, and the loss of that network would increase our operating expenses.

•	Microsoft has certain minority rights, and may exercise those rights to protect its own interests which may not align with our own.

•	We are committed to using Microsoft-related technologies, and our inability to use those technologies would adversely impact our results of operations.

•	All stock issued pursuant to awards granted under our stock option plans is subject to certain put rights, which, if exercised, could have a materially adverse impact on our liquidity.

For a more detailed discussion of these factors, see the information under the heading “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the 11-months ended August 31, 2007. We undertake no obligation to update or revise any forward-looking statements.

Change in Fiscal Year

On May 23, 2007, our Board of Directors (the “Board”) resolved that our fiscal year beginning on October 1, 2006 would end on August 31, 2007, and from and after that date, our fiscal year would be the period beginning September 1 of each year and ending on August 31 of the following year. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not materially fluctuate on a seasonal basis and the change in fiscal year end and quarter end is one month. Therefore, our consolidated results of operations and cash flows for the three months ended November 30, 2007 (“first quarter of fiscal 2008”) will be compared to the operating results for the three months ended December 31, 2006 (“first quarter of fiscal 2007”).

Overview

Avanade is a global technology company that specializes in delivering services and solutions using Microsoft enterprise technology. We were formed as a joint venture between Accenture and Microsoft. Accenture and Microsoft continue to account for the majority of our business engagements. We work with businesses of varying sizes across many industries.

Our revenues are driven by the ability of our consulting and sales leadership to secure new contracts and to deliver solutions and services that add value for our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver innovative solutions and deploy skilled teams of professionals quickly. Our revenues include all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for consulting staff, subcontractors’ costs and costs of hardware and software.

Our results of operations are affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients, specifically as it relates to Microsoft enterprise technology. Our ability to increase revenue is affected in part by changing conditions and delivery approaches and trends within the technology services industry, particularly the growth of Microsoft services business in our target markets. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. Although we are continuing to see strong demand for our services, we expect that revenue growth rates across our segments may vary from quarter to quarter during fiscal 2008 as economic conditions vary in different industries and geographic markets.

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements derived from our business with Accenture and Microsoft:

	Three Months Ended
	November 30,	December 31,
	2007	2006

Related-party revenues before reimbursements:
Accenture	68%	68%
Microsoft	7%	6%

Revenues before reimbursements for the three months ended November 30, 2007 were $199,324, compared with $137,968 for the three months ended December 31, 2006, an increase of 44% in U.S. dollars and 38% in local currency.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and the first quarter of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.

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

Gross margin (revenues before reimbursements less cost of services before reimbursable expenses as a percentage of revenues before reimbursements) for the three months ended November 30, 2007 was 33.3%, compared with 34.5% for the three months ended December 31, 2006. The decrease in gross margin was principally due to the impact of standarized market-based pricing by geographic regions on engagements with Accenture.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Our headcount increased to approximately 4,100 as of November 30, 2007, from approximately 3,900 as of August 31, 2007. Annualized attrition, excluding involuntary terminations, in the first quarter of fiscal 2008 was 17%, compared to 20% in the first quarter of fiscal 2007. Additionally, as of November 30, 2007 and August 31, 2007, we had approximately 3,600 and 3,000 professionals, respectively, who were contracted from Accenture as part of our Global Delivery Network (“GDN”) we use to provide our solutions and capabilities. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our GDN and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. In addition, compensation increases, which for the majority of our personnel were effective October 1, 2007, were higher than in previous years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these compensation increases. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage attrition, recover increases in compensation and effectively assimilate and utilize substantial numbers of new employees.

Selling, general and administrative costs as a percentage of revenues before reimbursements were 22.0% for the three months ended November 30, 2007, compared with 24.4% for the three months ended December 31, 2006. The decrease in these costs as a percentage of revenues before reimbursements was primarily due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements.

Operating income as a percentage of revenues before reimbursements for the three months ended November 30, 2007 was 11.3%, compared to 10.1% for the three months ended December 31, 2006. The increase was principally due to strong revenue growth, lower compensation costs as a percentage of revenues before reimbursements, partially offset by the impact of standardized market-based pricing by geographic regions on engagements with Accenture.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

Reclassification of prior-period amounts

Our Consolidated Income Statement for the three months ended December 31, 2006 includes the reclassification of certain costs from Cost of services to Selling, general and administrative costs. This reclassification was necessary to conform to the current period presentation of compensation costs related to certain consultants engaged in business development initiatives. The following is a summary of adjusted amounts resulting from this reclassification:

	Three Months Ended
	December 31, 2006
		As Reported in
	Adjusted	Fiscal 2007

Cost of services before reimbursable expenses	$90,324	$95,379
Selling, general and administrative costs	33,684	28,629

As a result of this reclassification: Cost of services as a percentage of revenues before reimbursements for the three months ended December 31, 2006 was 65.5%, compared to 69.1% as reported in fiscal 2007; Gross margin (revenues before reimbursements less cost of services before reimbursable expenses as a percentage of revenues before reimbursements) for the three months ended December 31, 2006 was 34.5%, compared to 30.9% as reported in fiscal 2007; Selling, general and administrative expenses as a percentage of revenues before reimbursements for the three months ended December 31, 2006 were 24.4%, compared to 20.8% as reported in fiscal 2007.

The following is a summary of the impact of this reclassification on Operating income (loss) for each of our operating segments:

	Three Months Ended
	December 31, 2006
		As Reported in
	Adjusted	Fiscal 2007

Operating income (loss):
Americas	$12,075	$12,342
Europe	7,251	7,636
Asia Pacific	504	588
Corporate and eliminations	(5,870)	(6,606)

Total	$13,960	$13,960

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

Revenues for each of our operating segments were as follows:

					Percent of
					Total Revenues
					Before
					Reimbursements
				Percent	for the Three
	Three Months Ended		Percent	Increase	Months Ended
	November 30,	December 31,	Increase	Local	November 30,	December 31,
	2007	2006	US$	Currency	2007	2006

SEGMENT
Americas	$95,672	$66,637	44%	42%	48%	48%
Europe	83,687	59,409	41%	29%	42%	43%
Asia Pacific	19,423	11,692	66%	52%	10%	9%
Corporate and eliminations(1)	542	230	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	199,324	137,968	44%	38%	100%	100%

Reimbursements	10,677	9,581	11%	7%

TOTAL Revenues	$210,001	$147,549	42%	36%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues associated with our GDN resources, which are not attributable to a specific geographic business area.

Three Months Ended November 30, 2007 Compared to Three Months Ended December 31, 2006

Revenues

Revenues increased 42%, or $62,452 to $210,001 for the three months ended November 30, 2007, compared with the three months ended December 31, 2006. Revenues before reimbursements for the three months ended November 30, 2007 were $199,324, compared with $137,968 for the three months ended December 31, 2006, an increase of $61,356 or 44%. This increase resulted primarily from growth in our business with Accenture and third-party clients, and to a lesser extent growth in our business with Microsoft. Accenture accounted for 68% of our consolidated revenues before reimbursements for both the three months ended November 30, 2007 and December 31, 2006, respectively, while Microsoft accounted for 7% and 6% of our consolidated revenues before reimbursements for the three months ended November 30, 2007 and December 31, 2006, respectively.

Our Americas segment achieved revenues before reimbursements of $95,672 for the three months ended November 30, 2007, compared with $66,637 for the three months ended December 31, 2006, an increase of 44% in U.S. dollars and 42% in local currency. The increase was principally driven by growth in our business with Accenture and Microsoft, and to a lesser extent, growth in our business with third-party clients.

Our Europe segment achieved revenues before reimbursements of $83,687 for the three months ended November 30, 2007, compared with $59,409 for the three months ended December 31, 2006, an increase of 41% in U.S. dollars and 29% in local currency. The increase was primarily driven by growth in our business with Accenture and third-party clients.

Our Asia Pacific segment achieved revenues before reimbursements of $19,423 for the three months ended November 30, 2007, compared with $11,692 for the three months ended December 31, 2006, an increase of 66% in U.S. dollars and 52% in local currency. The increase was primarily due to growth in our business with Accenture and third-party clients.

Operating Expenses

Operating expenses for the three months ended November 30, 2007 were $187,395, an increase of $53,806, or 40%, over the three months ended December 31, 2006, and decreased as a percentage of revenues to 89.2% from 90.5% during this period. Operating expenses before reimbursable expenses for the three months ended November 30, 2007 were $176,718, an increase of $52,710, or 43%, over the three months ended December 31, 2006, and decreased as a percentage of revenue before reimbursements to 88.7% from 89.9% over this period.

Cost of Services

Cost of services for the three months ended November 30, 2007 was $143,622, an increase of $43,717, or 44%, over the three months ended December 31, 2006, and increased as a percentage of revenues to 68.4% from 67.7% over this period. Cost of services before reimbursable expenses for the three months ended November 30, 2007 was $132,945, an increase of $42,621, or 47%, over the three months ended December 31, 2006, and increased as a percentage of revenues before reimbursements to 66.7% from 65.5% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) decreased to 33.3% from 34.5% during this period. The increase in Cost of services as a percentage of revenues before reimbursements and decrease in gross margin were principally due to the impact of standardized market-based pricing by geographic regions on engagements with Accenture.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended November 30, 2007 were $43,773, an increase of $10,089, or 30%, over the three months ended December 31, 2006, and decreased as a percentage of revenues before reimbursements to 22.0% from 24.4% over this period. The decrease as a percentage of revenues before reimbursements was primarily due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements.

Operating Income

Operating income for the three months ended November 30, 2007 was $22,606, an increase of $8,646, or 62%, over the three months ended December 31, 2006, and increased as a percentage of revenues before reimbursements to 11.3% from 10.1% over this period. The increase in operating income as a percentage of revenues before reimbursements was principally due to strong revenue growth, lower compensation costs as a percentage of revenues before reimbursements, partially offset by the impact of standardized market-based pricing by geographic regions on engagements with Accenture. Operating income (loss) for each of the operating segment was as follows:

	Three Months Ended
	November 30,	December 31,	Increase
	2007	2006	(Decrease)

Americas	$18,430	$12,075	$6,355
Europe	13,796	7,251	6,545
Asia Pacific	(546)	504	(1,050)
Corporate and eliminations	(9,074)	(5,870)	(3,204)

	$22,606	$13,960	$8,646

Operating income (loss) commentary by operating segment is as follows:

•	Americas operating income increased primarily due to strong revenue growth and lower compensation costs as a percentage of revenues before reimbursements, partially offset by the impact of standardized market-based pricing by geographic regions on engagements with Accenture.

•	Europe operating income increased primarily due to strong revenue growth, lower management and royalty fees and compensation costs as a percentage of revenues before reimbursements, partially offset by the impact of standardized market-based pricing by geographic regions on engagements with Accenture.

•	Asia Pacific operating income decreased primarily due to lower contract margins resulting from increased use of third-party sub-contractors and higher compensation costs.

•	Corporate and eliminations operating loss increased primarily due to higher compensation costs.

Interest Income

Interest income for the three months ended November 30, 2007 was $1,236, an increase of $515, or 71%, over the three months ended December 31, 2006. The increase resulted primarily from higher average cash balances.

Provision (Benefit) for Income Taxes

The effective tax rate for the three months ended November 30, 2007 was 39.8%, compared to a benefit of 279.3% for the three months ended December 31, 2006. The effective tax rate for the three months ended December 31, 2006 was significantly impacted by the elimination of valuation allowances on deferred tax assets related to net operating losses, tax credits and deductible temporary differences in the United States.

We recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate. The impact of such discrete items was not significant in the first quarter of fiscal 2008.

The fiscal 2007 annual effective tax rate was a benefit of 35.6%. We expect the fiscal 2008 annual effective tax rate to be approximately 39.0%. The fiscal 2007 annual effective tax rate was significantly impacted by the elimination of valuation allowances on deferred tax assets related to net operating losses, tax credits and deductible temporary differences.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. As of November 30, 2007 and August 31, 2007, cash and cash equivalents were $174,127 and $140,345, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Three Months Ended
	November 30,	December 31,	Increase
	2007	2006	(Decrease)

Net cash provided by (used in):
Operating activities	$35,582	$2,531	$33,051
Investing activities	(7,256)	(919)	(6,337)
Financing activities	649	(6,771)	7,420
Effect of exchange rate changes on cash and cash equivalents	4,807	1,109	3,698

Net increase (decrease) in cash and cash equivalents	$33,782	$(4,050)	$37,832

Operating activities:  The $33,051 increase in cash provided by was primarily due to a reduction in unbilled services from related parties resulting from streamlining invoice processing and improved cash collections from Accenture.

Investing activities:  The $6,337 increase in cash used was primarily due to the acquisition of a Microsoft Dynamics-focused consulting business and an increase in capital expenditures.

Financing activities:  The $7,420 increase in cash provided by was primarily due to a decrease in purchases of common stock in the first three months of fiscal 2008, compared with the first three months of fiscal 2007. For additional information regarding purchases of common stock, see Note 3 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Borrowing Facilities

We have a line of credit with Accenture that may be used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of November 30, 2007, there were no amounts outstanding on the line of credit.

On September 1, 2007, we agreed to enter into an intercompany borrowing facility with Accenture for the purpose of centralizing the use of treasury services within Accenture’s global group of controlled companies. The migration to centralized treasury services is expected to be completed during our third fiscal quarter of 2008. Under this arrangement, we will make daily advances in the form of deposits of all positive cash balances held at the close of business to Accenture’s designated treasury accounts. Additionally, Accenture will make daily advances to us to fund daily cash operating needs. The advances will accrue interest based on local prevailing market interest rates, and such interest accrued will be paid at the close of business each month. The party in a net receivable position as of month-end may demand settlement of outstanding advances.

During the three months ended November 30, 2007, we began the initial steps in migrating to the Accenture treasury services by making advances of $4,641 to Accenture, and Accenture made $4,623 of advances to us under the arrangement. These advances are included in Due from related parties and Due to related parties, respectively, on our Consolidated Balance Sheets.

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar and Australian dollar. Historically, we have not held any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of November 30, 2007 and August 31, 2007. The changes in fair value of all derivatives are recognized in Other income in our Consolidated Income Statements under Item 1 “Financial Statements.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

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

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated Balance Sheets, and totaled $178,268 and $165,335 as of November 30, 2007 and August 31, 2007, respectively. As a result of our exercise of our call rights and certain employee holders of our common stock exercising their put rights, we repurchased an aggregate of 2,100,373 shares during the two put/call periods of fiscal 2007, and 1,451,614 shares during the put/call period of fiscal 2006 for a total cash outlay of $17,637 and $9,726, respectively. We continue to closely monitor the number of shares of our common stock that we are required to repurchase during each put/call period as well as the number of shares that we may be required to repurchase in future periods.

On November 8, 2007, the Board approved the Semi-annual Valuation, thereby initiating a put/call period during which we exercised our call rights to purchase certain shares and employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective December 10, 2007, of an aggregate of 1,500,011 shares of our common stock at a price of $10.57 per share. The total cash outlay for these transactions was $15,855. Following these share repurchase transactions, 3,528,672 shares of our common stock will be eligible for repurchase during the next put/call period; however, that period will not begin until the Board approves the next Semi-annual Valuation during our third fiscal quarter. We cannot at this time estimate the actual number of shares holders will require us to repurchase by exercising their put rights; however, based on limited historical information from the four previous put/call periods, we repurchased on average 500,000 shares per put/call period as a result of exercised put rights.

For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2008, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Obligations and Commitments

We adopted the provisions of FIN 48 on September 1, 2007. See “— Recently Adopted Accounting Pronouncements.” As of November 30, 2007, we had approximately $12,753 of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2007, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

Recently Adopted Accounting Pronouncements

On September 1, 2007, we adopted the provisions of FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.

The adoption of FIN 48 had the following impact on our Consolidated Financial Statements: decreased Current income taxes payable by $11,891; increased Non-current income taxes payable by $11,680; and decreased Accumulated deficit by $211.

As of September 1, 2007, we had gross unrecognized tax benefits of $11,598, of which $11,136, if recognized, would affect our effective tax rate. Our policy, which has not changed as a result of adopting FIN 48, is to include interest and penalties related to unrecognized tax benefits in the Provision for income taxes. As of September 1, 2007, we had accrued interest and penalties on our Consolidated Balance Sheet related to uncertain tax positions of $544, net of tax benefits, which are not included in the above gross unrecognized tax benefits amount.

We or one of our subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to our fiscal year ending September 30, 2004. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, we and our subsidiaries are no longer subject to income tax audits for years prior to fiscal years ending September 30, 2002. In the normal course of business, we are subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, we believe that appropriate amounts of tax, interest and penalties that may result from these open tax years have been provided in accordance with FIN 48.

We are currently under audit by income tax authorities in a foreign jurisdiction for the tax year ending September 30, 2005. We do not expect this audit to be effectively settled within the next 12 months. We are also currently under audit in several other jurisdictions outside the United States; none of these audits is individually material to our financial position, results of operations or cash flows. We believe it is reasonably possible that approximately $2,000 of our unrecognized tax benefits may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

On September 1, 2007, we adopted the provisions of the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires the cost of such compensated absences be accrued over the requisite service period. We applied EITF 06-2 as a change in accounting principle with a cumulative effect adjustment to Accumulated deficit as of September 1, 2007. The adoption of EITF 06-2 had the following impact on our Consolidated Financial Statements: increased Accrued payroll and related benefits, net of related taxes, by $1,035 and increased Accumulated deficit by $1,035.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R” or the “Statement”), which is a revision of FASB SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. We are currently evaluating the impact of SFAS 141R on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS” No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for our fiscal year beginning September 1, 2008. The adoption of SFAS No. 157 in fiscal 2009 is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended November 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk as of August 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial position.

We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 1A.  RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Transition Report on Form 10-K for the 11-months ended August 31, 2007. There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2008, the Company issued 554,314 shares of common stock to current and recently terminated employees for proceeds of $1,439 upon the exercise of options held by them. In each case, the issuance was effected in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as transactions not involving any public offering.

Purchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the first quarter of fiscal 2008:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	Publicly
	of Shares	Price Paid	Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs	or Programs

September 1, 2007 — September 30, 2007	20,410	$9.54	—	—
October 1, 2007 — October 31, 2007	24,604	9.54	—	—
November 1, 2007 — November 30, 2007	41,561	10.57	—	—

Total	86,575	$10.03	—	—

(1)	During the first quarter of fiscal 2008, the Company purchased 86,575 of its common shares in transactions unrelated to publicly announced share plans or programs. These transactions included the acquisition of 68,759 shares of the Company’s common stock via share withholding for payroll obligations due from employees in connection with the delivery of shares of the Company’s common stock under the Company’s various equity share plans, in addition to 17,816 shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed January 20, 2006)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed January 20, 2006)
10.1	Avanade 2008 Executive Bonus Program
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2008	AVANADE INC.

By:	/s/ Dennis K. Knapp
Name:    Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)