Form 10-Q
period 2008-02-29
Avanade Inc.
filed 2008-04-14
CIK 1332245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 4, 2008 was 4,306,315.

AVANADE INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AVANADE INC.

CONSOLIDATED BALANCE SHEETS
February 29, 2008 and August 31, 2007
(In thousands of U.S. dollars, except share and per share amounts)

	February 29,	August 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$175,469	$140,345
Receivables from clients, net of allowances of $513 and $365, respectively	40,752	28,604
Due from related parties	78,991	62,094
Unbilled services to clients	24,091	19,874
Unbilled services to related parties	10,851	41,551
Deferred income taxes, net	23,638	24,529
Other current assets	7,157	5,218

Total current assets	360,949	322,215

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $43,230 and $40,707, respectively	9,723	10,675
Goodwill	12,976	10,196
Other intangible assets, net of accumulated amortization of $5,418 and $4,960, respectively	3,584	571
Deferred income taxes, net	28,264	32,528
Other non-current assets	7,207	4,902

Total non-current assets	61,754	58,872

TOTAL ASSETS	$422,703	$381,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to related parties	$22,181	$7,405
Accounts payable	18,903	18,148
Deferred revenues	6,899	3,771
Accrued payroll and related benefits	58,756	59,500
Accrued expenses	19,734	17,166
Income taxes payable	5,188	13,209
Other current liabilities	1,803	7,878

Total current liabilities	133,464	127,077

NON-CURRENT LIABILITIES
Income taxes payable	13,913	—
Other non-current liabilities	7,281	5,726

Total non-current liabilities	21,194	5,726

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK AND EMPLOYEE STOCK OPTIONS	164,484	165,335
SHAREHOLDERS’ EQUITY:
Convertible Series A preferred stock, par value of $0.0001 per share (aggregate liquidation preference of $587,329 as of February 29, 2008 and August 31, 2007, respectively), 105,000,000 shares authorized,74,750,903 shares issued and outstanding as of February 29, 2008 and August 31, 2007, respectively	7	7
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 4,068,279 and 4,726,363 shares issued and outstanding as of February 29, 2008 and August 31, 2007, respectively	—	—
Additional paid-in-capital	111,649	125,018
Accumulated deficit	(17,159)	(41,835)
Accumulated other comprehensive income (loss)	9,064	(241)

Total shareholders’ equity	103,561	82,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$422,703	$381,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 29, 2008 and March 31, 2007
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	March 31,	February 29,	March 31,
	2008	2007	2008	2007

REVENUES:
Revenues before reimbursements:
Related parties	$147,115	$117,192	$297,744	$219,190
Other	51,854	44,225	100,549	80,195

	198,969	161,417	398,293	299,385

Reimbursements:
Related parties	5,753	5,110	11,538	10,501
Other	5,799	4,702	10,691	8,892

	11,552	9,812	22,229	19,393

Revenues	210,521	171,229	420,522	318,778

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	138,917	98,978	271,862	189,302
Reimbursable expenses	11,552	9,812	22,229	19,393

Cost of services	150,469	108,790	294,091	208,695
Selling, general and administrative costs	41,976	36,014	85,749	69,698

Total operating expenses	192,445	144,804	379,840	278,393

OPERATING INCOME	18,076	26,425	40,682	40,385
Interest income	1,580	881	2,816	1,602
Interest expense	(68)	—	(76)	(8)
Other (expense) income	(517)	203	(265)	340

INCOME BEFORE INCOME TAXES	19,071	27,509	43,157	42,319
Provision (benefit) for income taxes	8,063	7,625	17,657	(33,744)

NET INCOME	$11,008	$19,884	$25,500	$76,063

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 29, 2008
(In thousands of U.S. dollars, except share amounts)
(Unaudited)

	Convertible
	Series A				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Amount	No. Shares	Amount	No. Shares	Capital	Deficit	Income (Loss)	Equity

Balance as of August 31, 2007	$7	74,750,903	$—	4,726,363	$125,018	$(41,835)	$(241)	$82,949

Adoption of EITF Issue 06-2						(1,035)		(1,035)

Adoption of FASB Interpretation No. 48						211		211

Comprehensive income:

Net income						25,500		25,500

Foreign currency translation adjustments							9,305	9,305

Comprehensive income								34,805

Income tax benefit on share-based compensation plans					120			120

Change in redeemable common stock and employee stock options					851			851

Share-based compensation expense					357			357

Issuances of common stock related to employee share programs				991,978	2,705			2,705

Purchases of common stock				(1,650,062)	(17,402)			(17,402)

Balance as of February 29, 2008	$7	74,750,903	$—	4,068,279	$111,649	$(17,159)	$9,064	$103,561

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 29, 2008 and March 31, 2007
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
	February 29,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,500	$76,063
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation and amortization	5,575	3,379
Unrealized foreign currency gain on intercompany notes	(2,650)	(5,471)
Loss on disposal of property and equipment, net	35	12
Deferred income tax expense (benefit)	6,235	(42,319)
Share-based compensation expense	357	1,360
Change in assets and liabilities, net of acquisition —
Receivables from clients, net	(9,348)	(6,484)
Due from related parties	(14,114)	(8,378)
Unbilled services to clients	(2,264)	2,175
Unbilled services to related parties	28,574	(12,293)
Other current assets	(1,531)	1,511
Due to related parties	14,712	5,366
Accounts payable	(1,383)	733
Deferred revenues	2,292	736
Accrued payroll and related benefits	(5,375)	4,303
Accrued expenses	1,011	948
Income taxes payable	7,352	2,919
Other liabilities	(7,170)	4,420

Net cash provided by operating activities	47,808	28,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	6	8
Purchases of property and equipment	(3,806)	(2,777)
Purchase of business, net of cash acquired	(4,223)	—
Deferred technology infrastructure costs	(1,529)	(432)
Other, net	(629)	(363)

Net cash used in investing activities	(10,181)	(3,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common shares	(17,150)	(9,460)
Proceeds from exercise of stock options	2,454	3,236
Repayments of employee notes receivable	—	1
Capital contribution from Accenture	—	90
Excess tax benefits from share-based payment arrangements	96	73

Net cash used in financing activities	(14,600)	(6,060)
Effect of exchange rate changes on cash and cash equivalents	12,097	1,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,124	20,816
CASH AND CASH EQUIVALENTS, beginning of period	140,345	72,898

CASH AND CASH EQUIVALENTS, end of period	$175,469	$93,714

The accompanying Notes are an integral part of these Consolidated Financial Statements.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Avanade Inc., a corporation organized under the laws of the State of Washington, and its subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the 11-months ended August 31, 2007, included in the Company’s Transition Report on Form 10-K filed with the SEC on November 21, 2007 (the “2007 Form 10-K”). The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the Company’s fiscal year 2008.

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

Revenue Recognition

Revenues from contracts for services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheets.

Revenues from other contracts for technology consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.

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

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements included in the Transition Report on Form 10-K for the 11-months ended August 31, 2007.

Reclassification of prior-period amounts

The Company’s Consolidated Income Statement for the three and six months ended March 31, 2007 includes the reclassification of certain costs from Cost of services to Selling, general and administrative costs. This reclassification was necessary to conform to the current period presentation of compensation costs related to certain consultants engaged in business development initiatives for the Company. The following is a summary of adjusted amounts resulting from this reclassification:

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
		As Reported in		As Reported in
	Adjusted	Fiscal 2007	Adjusted	Fiscal 2007

Cost of services before reimbursable expenses	$98,978	$104,614	$189,302	$199,993
Selling, general and administrative costs	36,014	30,378	69,698	59,007

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The following is a summary of the impact of this reclassification on Operating income (loss) for each of the Company’s operating segments:

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
		As Reported in		As Reported in
	Adjusted	Fiscal 2007	Adjusted	Fiscal 2007

Operating income (loss):
Americas	$20,051	$20,187	$32,126	$32,529
Europe	11,594	11,802	18,845	19,438
Asia Pacific	1,145	1,253	1,649	1,841
Corporate and eliminations	(6,365)	(6,817)	(12,235)	(13,423)

Total	$26,425	$26,425	$40,385	$40,385

Recently Adopted Accounting Pronouncements

On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 2 (Income Taxes) to these Consolidated Financial Statements.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for the Company’s fiscal

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

year beginning September 1, 2008. The adoption of SFAS 157 in fiscal 2009 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for the Company’s fiscal year beginning September 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended February 29, 2008 and March 31, 2007 were 42.3% and 27.7%, respectively. The Company’s effective tax rates for the six months ended February 29, 2008 and March 31, 2007 were 40.9% and a benefit of 79.7%, respectively. The effective tax rates for the three and six months ended February 29, 2008 are higher than the effective tax rates for the three and six months ended March 31, 2007, primarily as a result of nonrecurring benefits recorded during fiscal 2007 related to a reduction in the valuation allowance on the Company’s deferred tax assets for net operating losses, tax credits and deductible temporary differences in the United States.

The Company believes it is reasonably possible within the next 12 months for the valuation allowance attributable to its German subsidiary to be reduced by approximately $5,000. Whether or not this reduction occurs is dependent upon a number of factors, a primary factor being the realization of estimated future net income. The Company does not presently believe it is more likely than not that a benefit may be recognized; however, it will continue to evaluate new information in future periods.

Uncertain Tax Provisions

The adoption of FIN 48 on September 1, 2007 had the following impact on the Company’s Consolidated Financial Statements: decreased Current income taxes payable by $11,891; increased Non-current income taxes payable by $11,680; and decreased Accumulated deficit by $211.

As of September 1, 2007, the Company had gross unrecognized tax benefits of $11,598, of which $11,136, if recognized, would affect the Company’s effective tax rate. The Company’s policy, which has not changed as a result of adopting FIN 48, is to include interest and penalties related to unrecognized tax benefits in the Provision for income taxes. As of September 1, 2007, the Company had accrued interest and penalties on its Consolidated Balance Sheet related to uncertain tax positions of $568, $544 net of tax benefits, which are not included in the above gross unrecognized tax benefits amount.

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

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company is currently under audit by income tax authorities in a foreign jurisdiction for the tax year ending September 30, 2005. The Company does not expect this audit to be effectively settled within the next 12 months. The Company is also currently under audit in several other jurisdictions outside the United States; none of these audits is individually material to the Company’s financial position, results of operations or cash flows. The Company believes that it is reasonably possible that an immaterial amount of its unrecognized tax benefits may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments for all periods presented.

Comprehensive income was as follows:

	February 29,	March 31,
	2008	2007

Three months ended	$16,900	$20,242
Six months ended	34,805	74,011

4.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Under the terms of the Company’s option plans, the Company is required to determine the value of the Company’s common stock each year as of the end its second fiscal quarter and as of the end of its fiscal year (the “Semi-annual Valuation”). In addition, under the authority of the Board, the Company has elected to perform quarterly valuations as of the end of its first and third fiscal quarters each year. The calculations of the quarterly valuation reflected herein for the period ended February 29, 2008 have been prepared by a third party in accordance with the Board’s normal procedures and have been reviewed by the Audit Committee of the Board, but have not been approved by the Board as of April 14, 2008. Determining the fair value involves judgment. In the course of determining fair value, the Company relies upon prospective financial information based on management’s estimates of future operating results and other information from various public, financial and industry sources. The Company uses independent, third-party business valuation professionals to assist the Board in determining the estimated fair value of the total equity of the Company.

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

Vested shares of common stock issued under the Company’s option plans are classified as redeemable instruments and are recorded at the current fair value on the Company’s Consolidated Balance Sheets, while options issued under the option plans are classified as redeemable instruments and recorded at the current intrinsic value of those options as employment services are rendered. The total of the fair value of vested common stock so held and the intrinsic value of the options represents the estimated cash outlay required to satisfy put rights outstanding as of February 29, 2008 and August 31, 2007, respectively. Changes in fair and intrinsic value are recorded as adjustments to Additional paid-in capital on the Consolidated Balance Sheets.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

Common stock with put rights and stock options are included in Redeemable common stock and employee stock options on the Company’s Consolidated Balance Sheets:

	February 29,	August 31,
	2008	2007

Vested common stock subject to put rights	$46,783	$49,956
Intrinsic value of stock options	117,701	115,379

	$164,484	$165,335

The Company’s share repurchase activity during the six months ended February 29, 2008 was as follows:

	Shares	Amount

Shares acquired pursuant to exercise of put/call rights(1)	1,500,011	$15,855
Other purchases(2)(3)	150,051	1,547

	1,650,062	17,402

Less:
Non-cash amounts related to “stock-swaps”(3)		252

Net cash out-lay		$17,150

(1)	During the 30 day period following the Semi-annual Valuation approved by the Board effective November 8, 2007, the Company exercised its call rights to purchase shares and certain employee holders of the Company’s common stock exercised their put rights. This resulted in the repurchase, effective December 10, 2007, of an aggregate of 1,500,011 shares of the Company’s common stock at a price of $10.57 per share.

(2)	During the six months ended February 29, 2008, as authorized under its option plans, the Company acquired 125,901 shares of its common stock via share withholdings for payroll tax obligations due from employees in connection with the delivery of the Company’s common shares under the option plans.

(3)	During the six months ended February 29, 2008, as authorized under its option plans, the Company acquired 24,150 shares of its common stock as a result of shares surrendered to the Company to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

Following the Company’s share repurchase transactions during the six months ended February 29, 2008, approximately 3,500,000 shares of the Company’s common stock will be eligible for repurchase during the next put/call period, of which the Company estimates that it will exercise its call rights to purchase approximately 500,000 shares; however, that period will not begin until the Board approves the next Semi-annual Valuation during the third fiscal quarter. Additionally, the Company anticipates that holders will require it to repurchase shares by exercising their put rights, but cannot at this time estimate the number of such shares. Based on limited historical information from the five previous put/call periods, the Company repurchased on average 550,000 shares per put/call period as a result of exercised put rights.

For a description of the Company’s option plans and related call and put rights, see Note 6 (Share-Based Compensation) to the Company’s fiscal 2007 Consolidated Financial Statements included in the Transition Report on Form 10-K for the 11-months ended August 31, 2007.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has various agreements under which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any indemnification payments under these agreements that have been material individually or in the aggregate. As of February 29, 2008, management was not aware of any outstanding claims under such indemnification agreements that would require material payments.

Legal Contingencies

As of February 29, 2008, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial position.

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The Company is a consolidated subsidiary of Accenture Ltd (together with its affiliates, “Accenture”). Microsoft Corporation (together with its affiliates, “Microsoft”) holds a minority ownership interest in the Company.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party transactions with Accenture and Microsoft were as follows:

	Three Months Ended		Six Months Ended
	February 29,	March 31,	February 29,	March 31,
	2008	2007	2008	2007

Related-party revenues before reimbursements:
Accenture	$134,450	$107,842	$270,207	$201,236
Microsoft	12,665	9,350	27,537	17,954

Total	$147,115	$117,192	$297,744	$219,190

Related-party reimbursements:
Accenture	$4,405	$4,224	$8,776	$8,300
Microsoft	1,348	886	2,762	2,201

Total	$5,753	$5,110	$11,538	$10,501

Related-party expenses:
Cost of services(1)
Accenture	$25,082	$11,271	$44,979	$20,697
Microsoft	955	206	1,383	403

	26,037	11,477	46,362	21,100

Selling, general and administrative costs(2)
Accenture	631	2,351	2,099	2,996
Microsoft	394	655	1,144	1,412

	1,025	3,006	3,243	4,408

Total related-party expenses	$27,062	$14,483	$49,605	$25,508

(1)	Includes amounts primarily for subcontracting for professional services with Accenture and Microsoft.

(2)	Includes amounts primarily incurred for technology infrastructure costs with Accenture.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

The Company’s related-party balances with Accenture and Microsoft were as follows:

	February 29,	August 31,
	2008	2007

Due from related parties:
Accenture	$70,226	$55,008
Microsoft	8,765	7,086

Total	$78,991	$62,094

Unbilled services to related parties:
Accenture	$4,440	$35,540
Microsoft	6,411	6,011

Total	$10,851	$41,551

Due to related parties:
Accenture	$21,405	$6,907
Microsoft	776	498

Total	$22,181	$7,405

Deferred revenues:
Accenture	$2,214	$590
Microsoft	1,237	1,577

Total	$3,451	$2,167

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

As of February 29, 2008, the Company had made advances of $9,241 to certain affiliates of Accenture, and certain affiliates of Accenture had made $9,263 of advances to the Company under the arrangement. These advances are included in Due from related parties and Due to related parties, respectively, on the Company’s Consolidated Balance Sheets.

AVANADE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

7.	SEGMENT REPORTING

The Company’s three reportable operating segments are its geographic business areas: Americas, Europe and Asia Pacific. Information regarding the Company’s reportable operating segments was as follows:

	Three Months Ended		Six Months Ended
	February 29,	March 31,	February 29,	March 31,
	2008	2007	2008	2007

Revenues before reimbursements:
Americas	$99,392	$81,060	$195,064	$147,697
Europe	80,454	64,574	164,141	123,983
Asia Pacific	17,390	14,766	36,813	26,458
Corporate and eliminations	1,733	1,017	2,275	1,247

Total	$198,969	$161,417	$398,293	$299,385

Operating income (loss):
Americas	$19,599	$20,051	$38,029	$32,126
Europe	7,398	11,594	21,194	18,845
Asia Pacific	(1,406)	1,145	(1,952)	1,649
Corporate and eliminations	(7,515)	(6,365)	(16,589)	(12,235)

Total	$18,076	$26,425	$40,682	$40,385

8.	BUSINESS COMBINATIONS AND GOODWILL

On October 31, 2007, the Company acquired 100% of the outstanding stock of HOB Business Solutions, a European Microsoft Dynamics-focused consulting business for $5,242, net of cash acquired. Under the terms of the acquisition agreement, approximately $1,019 of the cash consideration was held back to secure indemnification obligations that may arise during the 18-month period subsequent to the closing date. In the event any indemnification obligations are identified, the purchase price will be reduced accordingly. The hold-back amounts, less any indemnification obligations identified, will be released upon termination of the 18-month hold-back period.

The Company has accounted for the acquisition as a business combination in accordance with SFAS No. 141, Business Combinations. As a result of the acquisition, approximately 30 professional consultants joined the Company’s operations in Denmark. The primary assets acquired include certain intellectual property. The Company recorded additional Other intangible assets and Goodwill of $3,300 and $2,655, respectively, within its Europe operating segment based on a preliminary purchase price allocation. During the three months ended February 29, 2008, the Company made adjustments to the preliminary purchase price allocation related to deferred tax liabilities resulting in an increase in preliminary Goodwill of approximately $825. The foregoing estimates may be subject to further adjustment upon the completion of the Company’s final review and assessment of fair value of the intangible assets included in the acquisition. The proforma effects of the acquisition on the Company’s operations are not material.

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

We use the terms “Avanade,” “we,” “our Company,” “our” and “us” in this report to refer to Avanade Inc. and its subsidiaries. We use the term “Accenture” to refer to our majority shareholder, which is a subsidiary of Accenture Ltd, a Bermuda holding company, and its affiliates. We use the term “Microsoft” to refer to Microsoft Corporation, a Washington corporation, and its affiliates, a minority shareholder. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2007” means the 11-month period that ended on August 31, 2007. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All amounts expressed in dollars are in thousands of dollars unless otherwise indicated. For example, a reference to ‘‘$40,800” means $40.8 million.

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

Change in Fiscal Year

On May 23, 2007, our Board of Directors (the “Board”) resolved that our fiscal year beginning on October 1, 2006 would end on August 31, 2007, and from and after that date, our fiscal year would be the period beginning September 1 of each year and ending on August 31 of the following year. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not materially fluctuate on a seasonal basis and the change in fiscal year end and quarter end is one month. Therefore, our consolidated results of operations and cash flows for the three and six months ended February 29, 2008 will be compared to the operating results for the three and six months ended March 31, 2007.

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

We derive a significant portion of our revenues from engagements with Accenture and Microsoft. Revenues from Accenture and Microsoft primarily come from serving as a subcontractor to Accenture and Microsoft on their engagements with their end clients. The following summarizes the percentage of revenues before reimbursements (“Net revenues”) derived from our business with Accenture and Microsoft:

	Three Months Ended		Six Months Ended
	February 29,	March 31,	February 29,	March 31,
	2008	2007	2008	2007

Related-party revenues before reimbursements:
Accenture	68%	67%	68%	67%
Microsoft	6%	6%	7%	6%

Net revenues for the three and six months ended February 29, 2008 were $198,969 and $398,293, respectively, compared with $161,417 and $299,385 for the three and six months ended March 31, 2007, increases of 23% and 33%, respectively, in U.S. dollars and 17% and 26%, respectively, in local currency.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and the first and second quarters of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.

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

The primary categories of operating expenses are cost of services and selling, general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, including training, travel, communication and technology support costs.

Cost of services as a percentage of revenues is driven by the prices we obtain for our services and the utilization of our client-service personnel. Utilization represents the percentage of our professionals’ time spent on billable work. Selling expense is driven primarily by compensation costs for business-development activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and professional fees, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods.

Gross margin (net revenues less cost of services before reimbursable expenses as a percentage of net revenues) for the three and six months ended February 29, 2008 was 30.2% and 31.7%, respectively, compared with 38.7% and 36.8%, respectively, for the three and six months ended March 31, 2007. The decrease in gross margin for the three and six months ended February 29, 2008 was principally due to staffing inefficiencies, primarily in the United Kingdom, Australia and Canada.

One of our cost-management strategies is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Our headcount increased to approximately 4,200 as of February 29, 2008, from approximately 3,900 as of August 31, 2007. Annualized attrition, excluding involuntary terminations, in the second quarter of fiscal 2008 was 16%, compared to 22% in the second quarter of fiscal 2007. Additionally, as of February 29, 2008 and August 31, 2007, we had approximately 3,600 and 3,000 professionals, respectively, who were contracted from Accenture as part of our Global Delivery Network (“GDN”) we use to provide our solutions and capabilities. We monitor our current and projected future demand, and recruit new employees as needed to balance our mix of skills and resources to meet that demand, to replace departing employees, and to expand our global sourcing approach, which includes our GDN and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. We also use managed attrition as a means to keep our supply of skills and resources in balance with client demand. In addition, compensation increases, which for the majority of our personnel were effective October 1, 2007, were higher than in previous years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these compensation increases. Our margins and ability to grow our business could be adversely affected if we do not continue to effectively manage headcount and attrition, recover increases in compensation and effectively assimilate and utilize substantial numbers of new employees.

Selling, general and administrative costs as a percentage of net revenues were 21.1% and 21.5% for the three and six months ended February 29, 2008, respectively, compared with 22.3% and 23.3% for the three and six months ended March 31, 2007, respectively. The decrease in these costs as a percentage of net revenues was primarily due to cost-management initiatives resulting in a lower growth rate of selling, general and administrative costs than our net revenue growth rate.

Operating income as a percentage of net revenues decreased to 9.1% for the three months ended February 29, 2008, from 16.4% for the three months ended March 31, 2007. Operating income as a percentage of net revenues decreased to 10.2% for the six months ended February 29, 2008, from 13.5% for the six months ended March 31, 2007. The decreases were principally due to lower margins resulting from staffing inefficiencies, primarily in the United Kingdom, Australia and Canada, partially offset by a reduction of selling, general and administrative costs as a percentage of net revenues due to cost-management initiatives resulting in a lower growth rate of selling, general and administrative costs than our net revenue growth rate.

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

Revenue Recognition

Revenues from contracts for services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the period in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheets.

Revenues from other contracts for technology consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

We follow EITF No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The majority of our revenue contracts are recorded on the gross basis pursuant to the guidance in EITF 99-19.

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

For a description of our other critical accounting policies and estimates, see our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

Reclassification of prior-period amounts

Our Consolidated Income Statement for the three and six months ended March 31, 2007 includes the reclassification of certain costs from Cost of services to Selling, general and administrative costs. This reclassification was necessary to conform to the current period presentation of compensation costs related to certain consultants engaged in business development initiatives. The following is a summary of adjusted amounts resulting from this reclassification:

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
		As Reported in		As Reported in
	Adjusted	Fiscal 2007	Adjusted	Fiscal 2007

Cost of services before reimbursable expenses	$98,978	$104,614	$189,302	$199,993
Selling, general and administrative costs	36,014	30,378	69,698	59,007

As a result of this reclassification: Cost of services before reimbursements as a percentage of net revenues for the three and six months ended March 31, 2007 was 61.3% and 63.2%, respectively, compared to 64.8% and 66.8%, respectively, as reported in fiscal 2007; Gross margin for the three and six months ended March 31, 2007 was 38.7% and 36.8%, respectively, compared to 35.2% and 33.2%, respectively, as reported in fiscal 2007; Selling, general and administrative expenses as a percentage of net revenues for the three and six months ended March 31, 2007 were 22.3% and 23.3%, respectively, compared to 18.8% and 19.7%, respectively, as reported in fiscal 2007.

The following is a summary of the impact of this reclassification on Operating income (loss) for each of our operating segments:

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
		As Reported in		As Reported in
	Adjusted	Fiscal 2007	Adjusted	Fiscal 2007

Operating income (loss):
Americas	$20,051	$20,187	$32,126	$32,529
Europe	11,594	11,802	18,845	19,438
Asia Pacific	1,145	1,253	1,649	1,841
Corporate and eliminations	(6,365)	(6,817)	(12,235)	(13,423)

Total	$26,425	$26,425	$40,385	$40,385

Revenues by Segment/Geographic Business Area

Our three reportable operating segments are our geographic business areas: the Americas, Europe and Asia Pacific. Operating segments are managed on the basis of net revenues because our management believes net revenues are a better indicator of segment performance than revenues. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the geographic areas served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to the need of some of our operating segments to tailor their workforces to the needs of local businesses. Local currency fluctuations also tend to affect our operating segments differently, depending on the geographic concentrations and locations of their businesses.

Revenues for each of our operating segments were as follows:

					Percent of
					Net Revenues
				Percent	for the Three
	Three Months Ended		Percent	Increase	Months Ended
	February 29,	March 31,	Increase	Local	February 29,	March 31,
	2008	2007	US$	Currency	2008	2007

SEGMENT
Americas	$99,392	$81,060	23%	21%	50%	50%
Europe	80,454	64,574	25%	12%	40%	40%
Asia Pacific	17,390	14,766	18%	7%	9%	9%
Corporate and eliminations(1)	1,733	1,017	n/m	n/m	1%	1%

TOTAL Net Revenues	198,969	161,417	23%	17%	100%	100%

Reimbursements	11,552	9,812	18%	12%

TOTAL Revenues	$210,521	$171,229	23%	16%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues associated with our GDN resources, which are not attributable to a specific geographic business area.

Three Months Ended February 29, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues increased 23%, or $39,292 to $210,521 for the three months ended February 29, 2008, compared with the three months ended March 31, 2007. Net revenues for the three months ended February 29, 2008 were $198,969, compared with $161,417 for the three months ended March 31, 2007, an increase of $37,552 or 23%. Accenture accounted for 68% and 67% of our consolidated net revenues for the three months ended February 29, 2008 and March 31, 2007, respectively, while Microsoft accounted for 6% of our consolidated net revenues for both the three months ended February 29, 2008 and March 31, 2007.

Our Americas segment achieved net revenues of $99,392 for the three months ended February 29, 2008, compared with $81,060 for the three months ended March 31, 2007, an increase of 23% in U.S. dollars and 21% in local currency. The increase was principally driven by growth in our business with Accenture, partially offset by lower average bill rates.

Our Europe segment achieved net revenues of $80,454 for the three months ended February 29, 2008, compared with $64,574 for the three months ended March 31, 2007, an increase of 25% in U.S. dollars and 12% in local currency. The increase was primarily driven by growth in our business with third-party clients and higher average bill rates on engagements with third-party clients, partially offset by lower average bill rates in the United Kingdom.

Our Asia Pacific segment achieved net revenues of $17,390 for the three months ended February 29, 2008, compared with $14,766 for the three months ended March 31, 2007, an increase of 18% in U.S. dollars and 7% in local currency. The increase was principally due to growth in our business with Accenture and third-party clients, primarily in Japan.

Operating Expenses

Operating expenses for the three months ended February 29, 2008 were $192,445, an increase of $47,641, or 33%, over the three months ended March 31, 2007, and increased as a percentage of revenues to 91.4% from 84.6% during this period. Operating expenses before reimbursable expenses for the three months ended February 29, 2008 were $180,893, an increase of $45,901, or 34%, over the three months ended March 31, 2007, and increased as a percentage of net revenue to 90.9% from 83.6% over this period.

Cost of Services

Cost of services for the three months ended February 29, 2008 was $150,469, an increase of $41,679, or 38%, over the three months ended March 31, 2007, and increased as a percentage of revenues to 71.5% from 63.5% over this period. Cost of services before reimbursable expenses for the three months ended February 29, 2008 was $138,917, an increase of $39,939, or 40%, over the three months ended March 31, 2007, and increased as a percentage of net revenues to 69.8% from 61.3% over this period. Gross margin for the three months ended February 29, 2008 decreased to 30.2% from 38.7% during this period. The increase in Cost of services as a percentage of net revenues and decrease in gross margin were principally due to staffing inefficiencies, primarily in the United Kingdom, Australia and Canada.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended February 29, 2008 were $41,976, an increase of $5,962, or 17%, over the three months ended March 31, 2007, and decreased as a percentage of net revenues to 21.1% from 22.3% over this period. The decrease as a percentage of net revenues was primarily due to cost-management initiatives resulting in a lower growth rate of selling, general and administrative costs than our net revenue growth rate.

Operating Income

Operating income for the three months ended February 29, 2008 was $18,076, a decrease of $8,349, or 32%, over the three months ended March 31, 2007, and decreased as a percentage of net revenues to 9.1% from 16.4% over this period. The decrease in operating income as a percentage of net revenues was principally due to lower margins resulting from staffing inefficiencies, primarily in the United Kingdom, Australia and Canada, partially offset by a reduction of selling, general and administrative costs as a percentage of net revenues due to cost-management initiatives resulting in a lower growth rate of selling, general and administrative costs than our net revenue growth rate. Operating income (loss) for each of the operating segment was as follows:

	Three Months Ended
	February 29,	March 31,
	2008	2007	(Decrease)

Americas	$19,599	$20,051	$(452)
Europe	7,398	11,594	(4,196)
Asia Pacific	(1,406)	1,145	(2,551)
Corporate and eliminations	(7,515)	(6,365)	(1,150)

	$18,076	$26,425	$(8,349)

Operating income (loss) commentary by operating segment is as follows:

•	Americas operating income decreased primarily due to lower margins resulting from staffing inefficiencies primarily in Canada, partially offset by lower selling, general and administrative costs as a percentage of net revenues as a result of cost-management initiatives.

•	Europe operating income decreased primarily due to lower margins resulting from lower average bill rates and staffing inefficiencies in the United Kingdom, partially offset by lower selling, general and administrative costs as a percentage of net revenues as a result of cost-management initiatives.

•	Asia Pacific incurred an operating loss compared to operating income in the prior year period primarily due to lower margins resulting from staffing inefficiencies primarily in Australia.

•	Corporate and eliminations operating loss increased primarily due to higher compensation costs.

Interest Income

Interest income for the three months ended February 29, 2008 was $1,580, an increase of $699, or 79%, over the three months ended March 31, 2007. The increase resulted primarily from higher average cash balances.

Provision (Benefit) for Income Taxes

The effective tax rates for the three months ended February 29, 2008 and March 31, 2007 were 42.3% and 27.7%, respectively. The effective tax rate for the three months ended February 29, 2008 is higher than the effective tax rate for the three months ended March 31, 2007 primarily as a result of nonrecurring benefits recorded during fiscal 2007 related to a reduction in the valuation allowance on deferred tax assets for losses expected to be utilized during that year.

We recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate. The impact of such discrete items was to increase the rate for the second quarter of fiscal 2008 by approximately 2 percentage points.

Our provision for income taxes is based on many factors and subject to volatility year to year. The fiscal 2007 annual effective tax rate was a benefit of 35.6%. We expect the fiscal 2008 annual effective tax rate to be in the range of 39% to 40%. This is higher than our fiscal 2007 tax rate primarily as a result of nonrecurring benefits recorded during fiscal 2007 related to a reduction in the valuation allowance on our deferred tax assets for net operating losses, tax credits and deductible temporary differences in the United States.

Six Months Ended February 29, 2008 Compared to Six Months Ended March 31, 2007

Revenues for each of our operating segments were as follows:

					Percent of
					Net Revenues
				Percent	for the Six
	Six Months Ended		Percent	Increase	Months Ended
	February 29,	March 31,	Increase	Local	February 29,	March 31,
	2008	2007	US$	Currency	2008	2007

SEGMENT
Americas	$195,064	$147,697	32%	31%	49%	49%
Europe	164,141	123,983	32%	20%	41%	41%
Asia Pacific	36,813	26,458	39%	27%	9%	10%
Corporate and eliminations(1)	2,275	1,247	n/m	n/m	1%	—

TOTAL Net Revenues	398,293	299,385	33%	26%	100%	100%

Reimbursements	22,229	19,393	15%	10%

TOTAL Revenues	$420,522	$318,778	32%	25%

n/m = not meaningful

(1)	Corporate and eliminations include inter-company eliminations and other revenues associated with our GDN resources, which are not attributable to a specific geographic business area.

Revenues

Revenues increased 32%, or $101,744 to $420,522 for the six months ended February 29, 2008, compared with the six months ended March 31, 2007. Net revenues for the six months ended February 29, 2008 were $398,293, compared with $299,385 for the six months ended March 31, 2007, an increase of $98,908 or 33%. Accenture accounted for 68% and 67% of our consolidated net revenues for the six months ended February 29, 2008 and March 31, 2007, respectively, while Microsoft accounted for 7% and 6% of our consolidated net revenues for the six months ended February 29, 2008 and March 31, 2007, respectively.

Our Americas segment achieved net revenues of $195,064 for the six months ended February 29, 2008, compared with $147,697 for the six months ended March 31, 2007, an increase of 32% in U.S. dollars and 31% in local currency. The increase was principally driven by growth in our business with Accenture and Microsoft, partially offset by lower average bill rates.

Our Europe segment achieved net revenues of $164,141 for the six months ended February 29, 2008, compared with $123,983 for the six months ended March 31, 2007, an increase of 32% in U.S. dollars and 20% in local currency. The increase was primarily driven by growth in our business with Accenture and third-party clients as well as higher average bill rates on engagements with third-party clients, partially offset by lower average bill rates in the United Kingdom.

Our Asia Pacific segment achieved net revenues of $36,813 for the six months ended February 29, 2008, compared with $26,458 for the six months ended March 31, 2007, an increase of 39% in U.S. dollars and 27% in local currency. The increase was principally due to growth in our business with Accenture in Australia and third-party clients in Japan.

Operating Expenses

Operating expenses for the six months ended February 29, 2008 were $379,840, an increase of $101,447, or 36%, over the six months ended March 31, 2007, and increased as a percentage of revenues to 90.3% from 87.3% during this period. Operating expenses before reimbursable expenses for the six months ended February 29, 2008 were $357,611, an increase of $98,611, or 38%, over the six months ended March 31, 2007, and increased as a percentage of net revenue to 89.8% from 86.5% over this period.

Cost of Services

Cost of services for the six months ended February 29, 2008 was $294,091, an increase of $85,396, or 41%, over the six months ended March 31, 2007, and increased as a percentage of revenues to 69.9% from 65.5% over this period. Cost of services before reimbursable expenses for the six months ended February 29, 2008 was $271,862, an increase of $82,560, or 44%, over the six months ended March 31, 2007, and increased as a percentage of net revenues to 68.3% from 63.2% over this period. Gross margin for the six months ended February 29, 2008 decreased to 31.7% from 36.8% during this period. The increase in Cost of services as a percentage of net revenues and decrease in gross margin were principally due to staffing inefficiencies, primarily in the United Kingdom, Australia and Canada.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended February 29, 2008 were $85,749, an increase of $16,051, or 23%, over the six months ended March 31, 2007, and decreased as a percentage of net revenues to 21.5% from 23.3% over this period. The decrease as a percentage of net revenues was primarily due to a lower growth rate of selling, general and administrative costs than our net revenue growth rate.

Operating Income

Operating income for the six months ended February 29, 2008 was $40,682, an increase of $297, or 1%, over the six months ended March 31, 2007, and decreased as a percentage of net revenues to 10.2% from 13.5% over this period. The decrease in operating income as a percentage of net revenues was principally due to lower margins resulting from staffing inefficiencies, primarily in the United Kingdom, Australia and Canada, partially offset by a reduction of selling, general and administrative costs as a percentage of net revenues due to a lower growth rate of selling, general and administrative costs than our net revenue growth rate. Operating income (loss) for each of the operating segment was as follows:

	Six Months Ended
	February 29,	March 31,	Increase
	2008	2007	(Decrease)

Americas	$38,029	$32,126	$5,903
Europe	21,194	18,845	2,349
Asia Pacific	(1,952)	1,649	(3,601)
Corporate and eliminations	(16,589)	(12,235)	(4,354)

	$40,682	$40,385	$297

Operating income (loss) commentary by operating segment is as follows:

•	Americas operating income increased primarily due to strong revenue growth, partially offset by lower margins resulting from staffing inefficiencies primarily in Canada.

•	Europe operating income increased primarily due to strong revenue growth and a lower growth rate of selling, general and administrative costs than the net revenue growth rate, partially offset by lower margins resulting from lower average bill rates and staffing inefficiencies in the United Kingdom.

•	Asia Pacific incurred an operating loss compared to operating income in the prior year period primarily due to lower margins resulting from staffing inefficiencies in Australia.

•	Corporate and eliminations operating loss increased primarily due to higher compensation costs.

Interest Income

Interest income for the six months ended February 29, 2008 was $2,816, an increase of $1,214, or 76%, over the six months ended March 31, 2007. The increase resulted primarily from higher average cash balances.

Provision (Benefit) for Income Taxes

The effective tax rates for the six months ended February 29, 2008 and March 31, 2007 were 40.9% and a benefit of 79.7%, respectively. The effective tax rate for the six months ended February 29, 2008 is higher than the effective tax rate for the six months ended March 31, 2007 primarily as a result of a nonrecurring benefit recorded in the six months ended March 31, 2007 related to the elimination of valuation allowances on our deferred tax assets related to net operating losses, tax credits and deductible temporary differences in the United States.

We recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate. The impact of such discrete items was to increase the rate for the six months ended February 29, 2008 by approximately 2 percentage points.

Our provision for income taxes is based on many factors and subject to volatility year to year. The fiscal 2007 annual effective tax rate was a benefit of 35.6%. We expect the fiscal 2008 annual effective tax rate to be in the range of 39% to 40%. This is higher than our fiscal 2007 tax rate primarily as a result of nonrecurring benefits recorded during fiscal 2007 related to a reduction in the valuation allowance on our deferred tax assets for net operating losses, tax credits and deductible temporary differences in the United States.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and a line of credit with Accenture. As of February 29, 2008 and August 31, 2007, cash and cash equivalents were $175,469 and $140,345, respectively.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements are summarized in the following table:

	Six Months Ended
	February 29,	March 31,	Increase
	2008	2007	(Decrease)

Net cash provided by (used in):
Operating activities	$47,808	$28,980	$18,828
Investing activities	(10,181)	(3,564)	(6,617)
Financing activities	(14,600)	(6,060)	(8,540)
Effect of exchange rate changes on cash and cash equivalents	12,097	1,460	10,637

Net increase in cash and cash equivalents	$35,124	$20,816	$14,308

Operating activities:  The $18,828 increase in cash provided was primarily due to a reduction in unbilled services from related parties resulting from streamlining invoice processing and improved cash collections from Accenture, partially offset by other changes in operating assets and liabilities.

Investing activities:  The $6,617 increase in cash used was primarily due to the acquisition of a Microsoft Dynamics-focused consulting business and an increase in deferred technology infrastructure costs.

Financing activities:  The $8,540 increase in cash used was primarily due to an increase in purchases of common stock in the first six months of fiscal 2008, compared with the first six months of fiscal 2007. For additional information regarding purchases of common stock, see Note 4 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Borrowing Facilities

We have a line of credit with Accenture that may be used, if necessary, as a short-term working capital facility. The line of credit has no specified due date and bears interest at a rate of LIBOR plus 0.15%. As of February 29, 2008, there were no amounts outstanding on the line of credit.

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

As of February 29, 2008, we had made advances of $9,241 to certain affiliates of Accenture, and certain affiliates of Accenture had made $9,263 of advances to us under the arrangement. These advances are included in Due from related parties and Due to related parties, respectively, on our Consolidated Balance Sheets.

Foreign Exchange Instruments

In the normal course of business, we use foreign currency contracts to manage our exposure to the variability of exchange rates for the British pound, Euro, Canadian dollar and Australian dollar. Historically, we have not held any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. No derivatives were designated as hedges as of February 29, 2008 and August 31, 2007. The changes in fair value of all derivatives are recognized in Other income in our Consolidated Income Statements under Item 1 “Financial Statements.” These instruments are generally short-term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

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

The current redemption value of vested common stock issued pursuant to awards granted under our stock option plans and the current intrinsic value of options that contain put rights for shares obtained pursuant to option exercises are collectively included in Redeemable common stock and employee stock options on our Consolidated

Balance Sheets, and totaled $164,484 and $165,335 as of February 29, 2008 and August 31, 2007, respectively. As a result of our exercise of our call rights and certain employee holders of our common stock exercising their put rights, we repurchased an aggregate of 2,100,373 shares during the two put/call periods of fiscal 2007, and 1,451,614 shares during the put/call period of fiscal 2006 for a total cash outlay of $17,637 and $9,726, respectively. We continue to closely monitor the number of shares of our common stock that we are required to repurchase during each put/call period as well as the number of shares that we may be required to repurchase in future periods.

On November 8, 2007, the Board approved the Semi-annual Valuation, thereby initiating a put/call period during which we exercised our call rights to purchase certain shares and employee holders of our common stock exercised their put rights. This resulted in the repurchase, effective December 10, 2007, of an aggregate of 1,500,011 shares of our common stock at a price of $10.57 per share. The total cash outlay for these transactions was $15,855. Following these share repurchase transactions, approximately 3,500,000 shares of our common stock will be eligible for repurchase during the next put/call period, of which we estimate that we will exercise our call rights to purchase approximately 500,000 shares; however, that period will not begin until the Board approves the next Semi-annual Valuation during our third fiscal quarter. Additionally, we anticipate that holders will require us to repurchase shares by exercising their put rights, but we cannot at this time estimate the number of such shares. Based on limited historical information from the five previous put/call periods, we repurchased on average 550,000 shares per put/call period as a result of exercised put rights.

For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2008, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Obligations and Commitments

We adopted the provisions of FIN 48 on September 1, 2007. See “— Recently Adopted Accounting Pronouncements.” As of February 29, 2008, we had approximately $13,913 of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of February 29, 2008, we were not aware of any obligations arising under such indemnification agreements that would require material payments.

Recently Adopted Accounting Pronouncements

On September 1, 2007, we adopted the provisions of FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 2 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for recognizing and measuring the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and as a result is effective for our fiscal year beginning September 1, 2008. The adoption of SFAS 157 in fiscal 2009 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for our fiscal year beginning September 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 29, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk as of August 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Transition Report on Form 10-K for the 11-months ended August 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters in the ordinary course of our business. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial position.

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

During the second quarter of fiscal 2008, we issued 437,664 shares of common stock to current and recently terminated employees for proceeds of $1,266 upon the exercise of options held by them. In each case, the issuance was effected in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Rule 701 promulgated under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as transactions not involving any public offering.

Purchases of Common Shares

The following table provides information relating to our purchases of our common shares for the second quarter of fiscal 2008:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average	Announced	Publicly
	of Shares	Price Paid	Plans or	Announced Plans
Period	Purchased(1)	per Share	Programs	or Programs

December 1, 2007 — December 31, 2007	1,527,104	$10.57	—	—
January 1, 2008 — January 31, 2008	26,109	10.57	—	—
February 1, 2008 — February 29, 2008	10,274	11.26	—	—

Total	1,563,487	$10.57	—	—

(1)	During the second quarter of fiscal 2008, we purchased 1,563,487 of our common shares in transactions unrelated to publicly announced share plans or programs. Of these shares, 1,500,011 were purchased by us as a result of exercising our right to call shares, or the shareholder exercising their right to put shares, under our equity share plans. These transactions also included the acquisition of 57,142 shares of our common stock via share withholding for payroll obligations due from employees in connection with the delivery of shares of our common stock under our various equity share plans, in addition to 6,334 shares surrendered to us to pay the exercise price in connection with so-called “stock-swap” exercises of employee stock options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2008, we held our 2008 Annual Meeting of Shareholders, at which shareholders voted upon the following matters:

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

The shareholders elected all nominees as directors. A quorum was present at the meeting as required by our by-laws. Set forth below is the number of votes cast for and against, and the number of abstentions/withheld and broker non-broker votes with respect to each director nominee:

	For	Against	Abstain/Withheld	Broker Non-Votes

Election of Directors:
Pamela J. Craig	76,079,938	0	3,847,786		*
Karl-Heinz Flöther	76,079,938	0	3,847,786		*
Robert N. Frerichs	76,079,938	0	3,847,786		*
Basilio Rueda	76,079,938	0	3,847,786		*
Simon Witts	76,079,938	0	3,847,786		*
Mitchell C. Hill	76,079,938	0	3,847,786		*

*	not applicable

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Description of Document

3.1	Restated Articles of Incorporation of the Company, dated as of December 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed January 20, 2006)
3.2	Amended and Restated By-laws of the Company, dated as of February 29, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, filed January 20, 2006)
4.1	Endorsement of Mitchell C. Hill dated February 14, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008	AVANADE INC.

By:	/s/ Dennis K. Knapp
Name:    Dennis K. Knapp

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)